Form 10-Q
period 1996-06-30
PETRO STOPPING CENTERS L P
filed 1996-08-12
CIK 919942

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996


                         Commission file number 1-13018

                          PETRO STOPPING CENTERS, L.P.

           (Exact name of the registrant as specified in its charter)

            DELAWARE                                           74-2628339
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

         6080 SURETY DR.
          EL PASO, TEXAS                                          79905
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (915) 779-4711


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

================================================================================

                          PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                                                                   Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets
          as of December 29, 1995 and June 28, 1996                                                                     3

          Unaudited Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1995 and June 28, 1996                                            4

          Unaudited Consolidated  Statements of Cash Flows
          for the Six Months Ended June 30, 1995 and June 28, 1996                                                      5

          Notes to Unaudited Consolidated Financial Statements                                                        6-7

          Report of Independent Accountants                                                                             8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                              9-15



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                                            16

  Item 6. Exhibits and Reports on Form 8-K                                                                             16

SIGNATURES                                                                                                             17

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          December 29,      June 28,
                                                                              1995            1996
                                                                              ----            ----
                                 ASSETS
   Current assets:
     Cash                                                                $      5,688    $      6,227
      Accounts  receivable,  net  of  allowance  for   uncollectible
     accounts of $608 in 1995 and $347 in 1996                                 11,468          12,736
     Inventories                                                               16,319          16,062
     Other current assets                                                       1,728           2,454
     Due from affiliates                                                        1,520           1,593
                                                                         ------------    ------------
        Total current assets                                                   36,723          39,072

     Property and equipment, net                                              162,348         161,482
      Deferred  debt  issuance   and  organization  costs,   net  of
   accumulated    amortization of $4,546 in 1995 and $5,648 in 1996            13,370          12,589
     Other assets                                                               9,258           7,548
                                                                         ------------    ------------

        Total assets                                                     $    221,699    $    220,691
                                                                         ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL
   Current liabilities:
     Current portion of long-term debt                                    $     4,948     $     5,938
     Trade accounts payable                                                    14,188          13,084
     Accrued expenses and other liabilities                                    25,166          26,097
     Due to affiliates                                                          2,028           2,183
                                                                         ------------    ------------
        Total current liabilities                                              46,330          47,302

     Notes payable                                                             20,578          21,639
     Long-term debt, excluding current portion                                142,866         139,874
                                                                         ------------    ------------
        Total liabilities                                                     209,774         208,815
                                                                         ------------    ------------

     Commitments and contingencies

     Partners' capital:
       General partners                                                       (7,204)         (7,212)
       Limited partners                                                        19,129          19,088
                                                                         ------------    ------------
        Total partners' capital                                                11,925          11,876
                                                                         ------------    ------------
        Total liabilities and partners' capital                          $    221,699    $    220,691
                                                                         ============    ============


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                              Three Months Ended            Six Months Ended
                                                            June 30,       June 28,       June 30,       June 28,
                                                             1995           1996           1995           1996
                                                             ----           ----           ----           ----
  Net revenues (including motor fuel taxes)
    Diesel fuel island                                    $   85,562   $   105,861     $   169,861   $  207,238
    Petro:Lube                                                 8,942        11,062          17,040       20,754
    Restaurant                                                11,891        11,724          23,173       23,254
    Travel and convenience stores                             15,861        16,802          29,271       31,853
    Petro:2                                                    7,091         8,064          13,930       15,902
    Other                                                      2,126         2,564           4,236        5,002
                                                          ----------   -----------     -----------   ----------
       Total net revenues                                    131,562       156,077         257,511      304,002
                                                          ----------   -----------     -----------   ----------

  Costs and expenses:
    Cost  of  sales  (including  motor  fuel  taxes),
    exclusive of depreciation and amortization               101,562       124,399         198,647      241,945
    Operating expenses                                        17,822        19,643          34,526       39,341
    General and administrative                                 2,723         3,111           5,727        6,179
    Depreciation and amortization                              2,639         3,000           5,083        5,958
                                                          ----------   -----------     -----------   ----------

       Total costs and expenses                              124,745       150,153         243,983      293,423
                                                          ----------   -----------     -----------   ----------

       Operating income                                        6,817         5,924          13,528       10,579

  Interest expense                                             5,371         5,298          10,528       10,628
                                                          ----------   -----------     -----------   ----------

       Net income (loss)                                  $    1,446   $       626     $     3,000   $     (49)
                                                          ==========   ===========     ===========   ==========


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six Months Ended
                                                                          June 30,            June 28,
                                                                            1995               1996
                                                                            ----               ----
Cash flows provided by operating activities:
  Net income (loss)                                                    $     3,000        $       (49)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
      Depreciation and amortization                                          5,083               5,958
      Deferred debt issuance amortization                                      775                 783
      Accretion of original issue discount                                     410                 466
      Provision for losses on accounts receivable                              100                 106
  Increase (decrease) from changes in:
      Accounts receivable                                                  (1,384)             (1,374)
      Inventories                                                          (1,848)                 257
      Other current assets                                                     132               (726)
      Due from affiliates                                                    (267)                (73)
      Due to affiliates                                                       (34)                 155
      Trade accounts payable                                                   691             (1,104)
      Accrued expenses and other liabilities                                 (726)               1,653
                                                                       -----------        ------------
         Net cash provided by operating activities                           5,932               6,052
                                                                       -----------        ------------

Cash flows used in investing activities:
  Purchases of property and equipment                                     (15,470)             (3,254)
  Increase (decrease) in other assets, net                                   (362)                  33
                                                                       -----------        ------------
         Net cash used in investing activities                            (15,832)             (3,221)
                                                                       -----------        ------------

Cash flows provided by (used in) financing activities:
  Repayments of notes payable                                              (8,364)            (14,000)
  Proceeds from notes payable                                               20,000              15,061
  Repayments of long-term debt                                             (1,522)             (2,469)
  Distribution to partners                                                    (43)                   -
  Payment of debt issuance costs                                              (19)               (162)
  Increase (decrease) in cash overdrafts                                     1,032               (722)
                                                                       -----------        ------------
         Net cash provided by (used in) financing activities                11,084             (2,292)
                                                                       -----------        ------------
Net increase in cash                                                         1,184                 539
Cash, beginning of period                                                    3,823               5,688
                                                                       -----------        ------------
Cash, end of period                                                    $     5,007        $      6,227
                                                                       ===========        ============
- ------------------------------------------------------------------------------------------------------

Supplemental cash flow information -
    Interest paid during the period, net of capitalized interest of
       $375 in 1995                                                    $     9,581        $      9,379
    Minority interest converted to equity                                      506                   -

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1)  BASIS OF PRESENTATION

          The interim consolidated financial statements of Petro Stopping Centers, L.P. (the "Company") are unaudited, and certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) for 1995 and 1996. The results of operations for the six-month period ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.


2)  ENVIRONMENTAL LIABILITIES AND EXPENDITURES

          Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Accrued liabilities are exclusive of claims against third parties and are not discounted.

3)  INVENTORIES

          The following is a summary of inventories at December 29, 1995 and June 28, 1996:

                                                                   1995         1996
                                                                   ----         ----
                                                                    (IN THOUSANDS)
Motor fuels and lubricants                                       $ 3,623       $ 3,956
Tires and tubes                                                    3,568         3,512
Merchandise and accessories                                        7,783         7,284
Restaurant and other                                               1,345         1,310
                                                                 -------       -------
  Total inventories                                              $16,319       $16,062
                                                                 =======       =======

(4) PROPERTY AND EQUIPMENT

          Property and equipment is summarized at December 29, 1995 and June 28, 1996 as follows:

                                                     ESTIMATED
                                                      USEFUL
                                                       LIVES
                                                      (YEARS)        1995          1996
                                                      -------        ----          ----
                                                                       (IN THOUSANDS)
Land                                                    --         $ 34,872      $ 34,944
Buildings and improvements                              30           91,644        92,690
Furniture and equipment                                3-10          37,887        39,442
Leasehold improvements                                 7-30          20,066        20,066
Facilities under development                            --              157           646
                                                                   --------      --------
                                                                    184,626       187,788
Less accumulated depreciation and  amortization                      22,278        26,306
                                                                   --------      --------
   Net property and equipment                                      $162,348      $161,482
                                                                   ========      ========

          Facilities under development include costs associated with new facilities and major renovations of existing facilities. The future commitment associated with construction of new Petro:Lubes aggregates approximately $504,000 at June 28, 1996.

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



5)  NOTES PAYABLE

          Notes payable at December 29, 1995 and June 28, 1996 consisted of a five-year revolving credit facility under which up to $35,000,000 is available. The credit facility matures in June 1999. Interest is paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the rate of which is determined by the Company at time of borrowing). The revolver is collateralized by substantially all of the Company's assets. The balance outstanding on the credit facility was $20,578,000 and $21,639,000 as of December 29, 1995 and June 28, 1996, respectively. The average interest rate for the six months ended June 28, 1996 was 8.8%.

          In addition, also outstanding at December 29, 1995 and June 28, 1996 under the Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amount of $3,150,000 and other various standby letters of credit of approximately $500,000.

6)  COMMITMENTS AND CONTINGENCIES
          The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on financial position or results of operations.


7)  RECENT PRONOUNCEMENTS

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt a fair value based method of accounting for all employee stock and other equity based compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows an entity to continue measuring compensation costs for the plans using the accounting principles prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In that case, however, companies must also include pro forma disclosures of net income and earnings per share, if applicable, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Partnership has elected to continue to apply the accounting recognition rules contained in APB No. 25, and provide proforma disclosures as required beginning in 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Control and Partners
Petro Stopping Centers, L.P.


We have reviewed the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. as of June 28, 1996, and the related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1995 and June 28, 1996. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


El Paso, Texas
August 1, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

          The following table sets forth the development of the Company's Stopping Center network since 1992.

                                                                    AS OF JUNE 30,
                                                                    --------------
                                                      1992     1993     1994     1995       1996
                                                      ----     ----     ----     ----       ----
Company-operated Stopping Centers:
  Full-sized.............................              20       20       21       23         23
  Petro:2 :..............................               3        3        3        3          3
Franchised ..............................              11       12       12       14         15
Independently operated...................               1        1        1        1          -
                                                   ------   ------    -----   ------      -----


  Total Stopping Centers.................              35       36       37       41         41
                                                    =====    =====    =====    =====       ====

          The following table sets forth information on Stopping Centers opened since January 1, 1993, all of which were full-sized facilities.

          LOCATION                          DATE OPENED
 Company-operated Stopping Centers:
     Laramie, Wyoming                       October 1993
     Medford, Oregon                        February 1995
     Ocala, Florida                         June 1995

 Franchised:
     Fargo, North Dakota                    November 1994
     Carnesville, Georgia                   January 1995


All of the Stopping Centers opened since January 1, 1993 were newly constructed facilities, except Medford, Oregon, where the Company purchased an existing truck stop and converted it into a Stopping Center. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At June 28, 1996, the Company had no new Stopping Centers under construction. However, two franchise locations are under construction; one in York, Nebraska, which is scheduled to open in late 1996 and the other in Scranton, Pennsylvania, which is scheduled to open in the first quarter of 1997. The approximate construction cost of a new stopping center (exclusive of land) is $8,500,000.

          The Company has never closed a Stopping Center and has no current plans to do so.

          In May 1994, the Company purchased the rights to certain revenues (the "Coinage Arrangement") from certain specified activities (pay telephone services, video games and rentals of retail space) at 14 Stopping Centers.

          In March 1996, the Company, and its principal partners jointly retained Goldman, Sachs & Co. as their financial advisor to assist them in enhancing shareholder value. This project could include the possible sale to a strategic investor of a significant equity interest in the Company and could result in a possible change in the ownership structure of the Company.

          The Company acknowledges that currently pending minimum wage legislation, if adopted as law, might increase expenses related to wages. The exact language and provisions of such a law, while unknown at this time, would determine the magnitude of such an increase. The Company expects that any such changes as currently being considered by Congress would primarily impact its restaurant operations, the Company's largest employer of persons paid minimum hourly rates according to federal and state wage laws and various laws that allow for credits to that wage. If changes in minimum wage law were to cause a significant increase in wages, operating margins might be affected in the short-term until prices could be adjusted to pass along these increased costs. Although there is no assurance that such cost increases can be offset by increases in prices, the Company does not expect that it would be at a competitive disadvantage to other similar businesses operating under the same wage laws.

          Revenues. The Company's revenues at each of its full-sized Stopping Centers are recorded through the following divisions: diesel fuel island, Petro:Lube, restaurant and travel and convenience stores. The Company's Petro:2 division includes all activities at its Petro:2 units except for revenues from Petro:Lubes located at the Petro:2 locations. Sales of non-fuel merchandise in the fuel island building, as well as its revenues from the truck weighing scales, are included in the results of the diesel fuel island division. The restaurant division also includes the free-standing Iron Skillet restaurant in Arlington, Texas. The travel and convenience store division includes the Company's revenues from other activities at the Stopping Center, including showers, laundry, vending machines, video games and other retail activities, as well as gasoline and auto diesel sales. Other includes franchisee fees and income from video poker machines, discounts on franchisee receivables, fuel hauling, fast food restaurants, motel and RV park.

          The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $38,018,000 and $42,992,000 for the three-month periods ended June 30, 1995 and June 28, 1996, respectively, and $75,638,000 and $85,280,000 for the six-month periods ended June 30, 1995 and June 28, 1996, respectively.

          Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 28, 1996 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1995

          Overview. The Company's net revenues increased 18.1% to $304,002,000 in the six-month period ended June 28, 1996 from $257,511,000 in the six-month period ended June 30, 1995. Revenues from units opened before the same month of both periods ("comparable units"), contributed $36,723,000 or 14.3% of the increase, six months of revenues from the new locations in Ocala, Florida opened in June 1995 and the January 1996 revenues from the Medford, Oregon location opened in February 1995, contributed an additional 3.8% or $9,768,000 in revenues in 1996. The increase in 1996 net revenues was due principally to significant increases in fuel gallons, a 9.4% increase in fuel sales price per diesel gallon sold and increases in Petro:Lube sales. Operating contribution, which is defined as net revenues less cost of sales and operating expenses, declined 6.7% to $22,716,000. This was due to a reduction in gross margin from 22.8% of net revenues in 1995 to 20.4% of net revenues in 1996, combined with a 14.0% increase in operating expenses in total and a 9.2% increase in operating expenses on a comparable units basis. Factors impacting margins and profitability for the six-months ended June 28, 1996 related to higher fuel prices, during the first quarter, due to (1) anticipated increases in natural gas prices which caused many commercial/utility entities to shift to use of diesel fuel, (2) an extremely cold winter which increased demand for home heating oils, and (3) technical problems and manufacturing shifts at refineries, which reduced output. The impact of the above factors resulted in a 30% rise in March prices over mid-February prices while retail pump prices increased up to 20 cents over January. In addition to the higher fuel prices in the first quarter, margins were impacted negatively, despite higher volume, due to heightened competitive margin pressure as a result of market share positioning between a competing national truckstop chain and a significant third-party billing company. The margin compression was due to lower prices charged by the competitor in an attempt to maintain market share originally provided by the third-party processor. The decline in gross margin and increase in operating expenses is further explained in the following presentation of the Company's profit centers. General and administrative expenses increased 7.8% over 1995 but declined .2% as a percentage of revenue. The combination of the decline in operating contribution and an increase in depreciation and amortization resulted in the decline in net income from $3,000,000 in 1995 to a reported net loss of $49,000 in 1996.

          Diesel Fuel Island. Revenues increased 22.0% to $207,238,000 in 1996 from $169,861,000 in 1995. The increase in revenues was attributable in part to revenues from the Ocala and Medford locations which contributed 3.7% or $6,279,000 of revenues and a 18.3% or $31,098,000 increase in revenues from comparable units. The increase in revenues at comparable units was due primarily to higher fuel volume combined with a higher selling price per gallon. Operating contribution decreased by 6.3% in total and 8.8% on a comparable units basis. The decline in operating contribution was due to a 8.8% reduction in fuel margin per gallon as a result of the Company's inability to pass along price increases to match the sudden rise in fuel costs. In addition to lower fuel margins, a 16.5% increase in operating expenses, primarily volume related expenses such as employee expenses and third-party billing fees, contributed to the decline. The Company anticipates that the recent declines in fuel margins in the industry might continue, but not to the extent faced in the last half of the first quarter. The Company cannot quantify the impact of such trends on future operating contribution due to the unknown impact on fuel volume.

     Petro:Lube. Revenues increased 21.8% to $20,754,000 in 1996 from $17,040,000 in 1995. On a comparable units basis, revenues increased 17.8% or $3,038,000 while the Ocala and Medford locations contributed 4.0% or $675,000 in revenues. Operating contribution increased 18.3% in total and 16.0% on a comparable units basis. The increase was due to higher revenues offset slightly by a .7% decline in gross margin percentage combined with a 21.3% increase in operating expense in total and a 17.2% increase in comparable units due primarily to higher employee expense associated with increased sales volumes.


          Restaurant. Revenues in total were flat in 1996 as compared to 1995. Revenues from new locations in Ocala and Medford for the period increased 3.9% or $900,000, while revenues from comparable units declined $820,000 or 3.5% from 1995 to 1996. The Company believes that a major factor impacting the decline was due to the increased fuel prices which had an impact on discretionary spending in non-fuel profit centers. Operating contribution declined 3.9% to $4,052,000 in 1996 from $4,215,000 in 1995. On a comparable units basis operating contribution declined $283,000. The decline in operating contribution was due to the decline in revenues on a comparable units basis combined with a .2% decline in gross margin percentage and a 1.4% increase in operating expenses. While operating expenses increased in total, on a comparable units basis operating expenses declined 2.8% from 1995 to 1996.

          Travel and Convenience Stores. Revenues increased 8.8% to $31,853,000 in 1996 from $29,271,000 in 1995. The increase was due to revenues of $1,548,000 from the Ocala and Medford locations combined with a $1,034,000 increase in revenues at comparable units. Operating contribution declined $674,000 in total and $758,000 on a comparable units basis. The decline in operating contribution was due to a 2.9% decline in gross margin percentage combined with a 9.4% increase in operating expenses. The decline in gross margin was due to a 13.9% decline in gasoline fuel margin per gallon from 1995 to 1996, offset somewhat by a 11.6% increase in gallons sold, combined with a 1.6% decline in merchandise margin. The Company substantially completed its company-wide implementation of a merchandise management system ("MMS") in the latter part of the second quarter of 1996. The MMS system is designed to provide accurate and timely information regarding product movement in order to help improve both retail sales and margins. The system should enable the Company to (1) identify fast-moving items, (2)improve in-stock positions, (3) eliminate slow-moving inventory, (4) optimize product mix and (5) reduce inventory losses through more stringent controls. Beginning in June 1996, the Company began to see a positive impact on merchandise margins as a result of the MMS implementation.

          Petro:2. Revenues increased 14.2% to $15,902,000 in 1996 from the 1995 period. The increase was attributable to a 10.9% increase in fuel gallons sold. Despite the increase in revenues, the operating contribution declined $243,000 due to a 12.9% decline in fuel margins (as described above in the diesel fuel island section) combined with an increase in operating expenses. The Company anticipates that the current trends affecting the Diesel Fuel Islands and Travel Stores will be applicable to its Petro:2's.

          Other. Revenues increased 18.1% to $5,002,000 in the 1996 period from $4,236,000 in the 1995 period. The increase was attributable primarily to the increased revenues from the fast food locations and the motel and RV park. The increase was offset slightly by declines in coinage income and video poker revenue at the Louisiana locations. During 1996, the Louisiana legislation passed a bill that prohibited video poker operations in the State of Louisiana. The bill calls for a two-year phase-out period which would require removal of video poker machines by the end of 1997. The legislation did, however provide an exception that allows each parish to separately decide whether it will continue to allow operation of video poker machines. In November 1996, the two parishes in which the Company has a Stopping Center will vote on whether to continue to allow video poker gaming. Should one or both of the parishes decide not to continue video poker operations, the results would reduce each Centers monthly earnings by approximately $50,000 to $100,000.

          Costs and Expenses. Total costs and expenses increased 20.3% from $243,983,000 for the six months ended June 30, 1995 to $293,423,000 in 1996 and, as a percentage of net revenues, from 94.8% in the 1995 period to 96.5% in the comparable period of 1996. Costs of sales increased $43,298,000 or 21.8% from 1995 to 1996 due primarily to $7,604,000 associated with new locations and an increase in costs in the diesel fuel island, travel and convenience stores and Petro:2's related to fuel and an increase in food costs in the restaurants. Operating expenses increased $4,815,000 or 13.9% to $39,341,000 in 1996. The increase was due to $1,625,000 from the Medford and Ocala locations and a $3,190,000 increase at comparable units. General and administrative expenses increased 7.9% to $6,179,000 in 1996 from 1995 but as a percentage of revenue, declined from 2.2% in 1995 to 2.0% in 1996 as a result of continued concentration on cost containment. As a result of the above, operating income declined 21.8% from $13,528,000 in 1995 to $10,580,000 in the 1996 period.

          Interest Expense. Interest expense of $10,628,000 during the six months of 1996 was flat to 1995.

          Net Income. The Company reported a net loss of $49,000 in the 1996 compared to a profit of $3,000,000 in the first half of 1995.

QUARTER ENDED JUNE 28, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

          Overview. The Company's net revenues increased 18.6% to $156,077,000 in the second quarter of 1996 from $131,562,000 for the second quarter of 1995. Revenues from units opened for the same months of both periods ("comparable units"), contributed $152,732,000 or 16.1% of the increase. Revenues from the new location in Ocala, Florida which opened in June 1995 contributed an additional 2.5% or $3,346,000 in revenues in 1996. The increase in net revenues for the 1996 period was due principally to significant increases in fuel gallons, a 10.1% increase in fuel sales price per diesel gallon sold and increases in Petro:Lube sales. Operating contribution, which is defined as net revenues less cost of sales and operating expenses, declined 1.2% to $12,035,000. This was due to a reduction in gross margin from 22.8% of net revenues in 1995 to 20.3% of net revenues in 1996 combined with a 10.2% increase in operating expenses in total and a 7.2% increase in operating expenses on a comparable units basis. The decline in gross margin and increase in operating expenses is further explained in the following presentation of the profit centers. General and administrative expenses increased 14.2% in 1996 from 1995 but declined .1% as a percentage of revenue. The combination of a decline in operating contribution and an increase in depreciation and amortization offset slightly by the improvement in general and administrative expenses resulted in the decline in net income for the quarter from $1,446,000 in 1995 to $626,000 in 1996.

          Diesel Fuel Island. Revenues increased 23.7% to $105,861,000 in 1996 from $85,562,000 in 1995. The increase in revenues was attributable in part to revenues from the Ocala location which contributed 2.5% or $2,098,000 of revenues and a 21.3% or $18,202,000 increase in revenues from comparable units. The increase in revenues at comparable units was due primarily to higher fuel volume combined with a higher selling price per gallon. Operating contribution decreased by 7.2% in total and 8.4% on a comparable units basis. The decline in operating contribution was due to a 12.0% reduction in fuel margin per gallon as a result of an inability to pass along price increases to match the sudden rise in fuel costs. In addition to lower fuel margins, a 11.4% increase in operating expenses, primarily volume related expenses such as employee expenses and third-party billing fees, contributed to the decline. The Company anticipates that the recent declines in fuel margins in the industry will continue, but not to the extent faced in the last half of the first quarter. The Company cannot quantify the impact of such trends on future operating contribution due to the unknown impact on fuel volume.

          Petro:Lube. Revenues increased 23.7% to $11,062,000 in the 1996 period from $8,942,000 in 1995. On a comparable units basis, revenues increased 20.6% or $1,841,000 while the Ocala location contributed 3.1% or $279,000 in revenues. Operating contribution increased 27.9% in total and 25.8% on a comparable units basis. The increase was due to higher revenues offset slightly by a .6% decline in gross margin percentage combined with a 18.7% increase in operating expense in total and a 15.8% increase in comparable units due primarily to higher employee expense.

          Restaurant. Revenues declined 1.4% to $11,724,000 in 1996 from $11,891,000 in 1995. Revenues from comparable units declined $550,000 or 4.6% from 1995 to 1996, which was partially offset by $293,000 of revenues from Ocala. The Company believes that a major factor impacting the decline was the increased fuel prices which had an impact on discretionary spending in other profit centers. Operating contribution increased 1.9% to $2,187,000 in 1996 from $2,147,000 in 1995. On a comparable units basis, operating contribution was flat with 1995. The overall increase in operating contribution was due to a .9% improvement in gross margin percentage and a 1.8% decrease in operating expenses in total and a 4.3% decline on a comparable units basis from 1995 to 1996.

          Travel and Convenience Stores. Revenues increased 5.9% to $16,802,000 in 1996 from $15,861,000 in 1995. The increase was due to revenues of $541,000 from the Ocala location combined with a $401,000 increase in revenues at comparable units. Operating contribution declined $23,000 in total and $68,000 on a comparable units basis. The decline in operating contribution was due to a 1.0% decline in gross margin percentage combined with a 4.1% increase in operating expenses.

          Petro:2. Revenues increased 13.7% to $8,064,000 in 1996 from the 1995 period. The increase was attributable to a 7.7% increase in fuel gallons sold. Despite the increase in revenues, the operating contribution declined $333,000 due to a 1.9% decline in merchandise margins combined with an increase in operating expenses. The Company anticipates that the current trends affecting the Diesel Fuel Islands and Travel Stores will be applicable to its Petro:2s.

          Other. Revenues increased 20.6% to $2,564,000 in the 1996 period from $2,126,000 in the 1995 period. The increase was attributable primarily to the increased revenues from the fast food locations and the motel and RV park. The increase was offset slightly by declines in coinage income and video poker revenue at the Louisiana locations.

          Costs and Expenses. Total costs and expenses increased 20.4% from $124,745,000 in the second quarter of 1995 to $150,153,000 in the second quarter of 1996 and, as a percentage of net revenues, from 94.8% in the 1995 period to 96.2% in the comparable period of 1996. Costs of sales increased $22,837,000 or 22.5% from 1995 to 1996 due primarily to $2,618,000 associated with new locations and an increase in costs in the diesel fuel island, travel and convenience stores and Petro:2s related to fuel and an increase in food costs in the restaurants. Operating expenses increased $1,821,000 or 10.2% to $19,643,000 in 1996. The increase was due to $538,000 from the Ocala locations and a $1,283,000 increase at comparable units. General and administrative expenses increased 14.2% or $388,000 from 1995 but as a percentage of revenue, declined from 2.1% in 1995 to 2.0% in 1996. As a result of the above, operating income declined 13.1% from $6,817,000 in 1995 to $5,925,000 in the 1996 period.

          Interest Expense. Interest expense declined $73,000 to $5,298,000 during the second quarter of 1996 due to a lower average debt level outstanding during 1996.

          Net Income. The Company reported net income of $626,000 in 1996 compared to $1,446,000 in the second quarter of 1995.




LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $6,052,000 for 1996 compared with $5,932,000 for 1995. The $6,052,000 of cash provided by operating activities was used to reduce debt $2,469,000 and for $3,254,000 of capital expenditures.

          Capital expenditures totaled $3,162,000 for 1996 and $15,470,000 for 1995. Included in the capital expenditures for 1996 was $837,000 to construct the Petro:Lube in Medford and $479,000 related to the Company's first free-standing Petro:Lube in Franklin, Kentucky. Capital expenditures for 1995 included $7,027,000 spent on the Ocala, Florida location and $6,301,000 used to acquire the Medford location, as described below.

          At June 28, 1996, the Company had availability on its revolving line of credit of approximately $9,711,000.

          Acquisition. In January 1995, the Company acquired an existing truck stop in Medford, Oregon. The Medford facility is designed similar to the Company's Stopping Centers with a diesel fuel island, restaurant, travel store and free-standing convenience store. In addition, this location has a motel and RV park. The Company constructed a Petro:Lube at this location which opened early in the second quarter of 1996. The Company utilized a portion of its revolving line of credit to fund the purchase of the Medford facility and construction of the Petro:Lube.

          Expansion: In June 1995, the Company opened its Ocala, Florida location. The Ocala location is a typical stopping center with the addition of a free-standing Wendy's (branded food restaurant) that opened in October 1995. The construction cost of $7,730,000 was funded by a combination of draws on the revolving line of credit and internally generated funds.

          Insurance: The Company is partially self-insured with respect to workers' compensation and general liability. During 1996, the Company paid claims aggregating $541,000 and $187,000 relating to workers compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred but not reported claims.

          The term loans made to the Company under the Credit Facility Agreement require the Company to make quarterly payments of principal. The calendar year principal payments will total $4,948,000 in 1996, $6,928,000 in 1997, $7,000,000 in 1998, $7,917,000 in 1999, $8,908,000 in 2000 and
$10,809,000 in 2001. In June 1996, the Company's Credit Facility Agreement was amended to provide for more flexibility under the covenants.

          The Company had negative working capital of $8,230,000 at June 28, 1996 and $9,607,000 at December 29, 1995. Negative working capital is normal in the truckstop industry. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables, as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, and store merchandise inventories normally turn every 90 days. Based upon the above, the overall inventory turns approximately every 13 days. As a result of the high level of cash receipts and rapid inventory turns, the Company's daily operations do not require significant amounts of working capital.

          The Company has planned capital expenditures for 1996 as follows:
$9,200,000 for a new fast food location, a free-standing lube, various location upgrades, completion of infrastructure and management information systems and $2,000,000 for maintenance capital expenditures.

          Management of the Company believes that internally generated funds, together with amounts available under the Credit Facility Agreement, will be sufficient to fund its current and future operational needs, planned capital expenditures and debt service requirements.


ENVIRONMENTAL

          Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Accrued liabilities are exclusive of claims against third parties and are not discounted.

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2. At June 28, 1996, such accrual amounted to approximately $200,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At June 28, 1996, the Company has recognized approximately $233,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third-parties. The Company is planning to spend approximately $350,000 in 1997 to complete the upgrade of seven of its locations to 1998 EPA standards.

RECENT PRONOUNCEMENTS

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt a fair value based method of accounting for all employee stock and other equity based compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows an entity to continue measuring compensation costs for the plans using the accounting principles prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In that case, however, companies must also include pro forma disclosures of net income and earnings per share, if applicable, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Partnership has elected to continue to apply the accounting recognition rules contained in APB No. 25, and provide proforma disclosures as required beginning in 1996.

                          PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

          The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on financial position or results of operations.

Item  6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27 Financial Data Schedule

    (b)   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended June 28, 1996.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PETRO STOPPING CENTERS, L.P.
                                                        (Registrant)


Date:  August 1, 1996                                 /s/ Joseph R. Schillaci
                                                -------------------------------
                                                Joseph R. Schillaci
                                                President and Chief
                                                Operating Officer


                                                       /s/ David A. Haug
                                                -------------------------------
                                                David A. Haug
                                                Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                      Exhibit Description
- -----------                      -------------------
  27                             Financial Data Schedule