Form 10-Q
period 1996-09-27
PETRO STOPPING CENTERS L P
filed 1996-11-12
CIK 919942

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996


                         Commission file number 1-13018

                          PETRO STOPPING CENTERS, L.P.

           (Exact name of the registrant as specified in its charter)

            DELAWARE                                             74-2628339
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

         6080 SURETY DR.
          EL PASO, TEXAS                                            79905
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:        (915) 779-4711


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

================================================================================

                          PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                                                    Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheets
          as of December 29, 1995 and September 27, 1996                                              3

          Unaudited Consolidated Statements of Income
          for the Three and Nine Months Ended September 29, 1995
          and September 27, 1996                                                                      4

          Unaudited Consolidated  Statements of Cash Flows
          for the Nine Months Ended September 29, 1995
          and September 27, 1996                                                                      5

          Notes to Unaudited Consolidated Financial Statements                                      6-8

          Report of Independent Accountants                                                           9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                           10-20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                          21

Item 6.   Exhibits and Reports on Form 8-K                                                           21

SIGNATURES                                                                                           22


                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      December 29,      September 27,
                                                                                          1995              1996
                                                                                          ----              ----
                                             ASSETS
               Current assets:
                Cash                                                                 $      5,688       $      3,893
                 Accounts receivable, net of allowance for uncollectible
                    accounts of $608 in 1995 and $332 in 1996                              11,468             12,919
                 Inventories                                                               16,319             17,861
                  Other current assets                                                      1,728              1,990
                  Due from affiliates                                                       1,520              1,994
                                                                                     ------------       ------------
                    Total current assets                                                   36,723             38,657

                 Property and equipment, net                                              162,348            160,883
                 Deferred debt issuance and organization costs, net of
                    accumulated amortization of $4,546 in 1995 and $6,117 in 1996          13,370             12,249
                 Other assets                                                               9,258              7,193
                                                                                     ------------       ------------

                    Total assets                                                     $    221,699       $    218,982
                                                                                     ============       ============


                               LIABILITIES AND PARTNERS' CAPITAL
               Current liabilities:
                 Current portion of long-term debt                                   $      4,948       $      6,433
                 Trade accounts payable                                                    14,188             17,345
                 Accrued expenses and other liabilities                                    25,166             24,988
                 Due to affiliates                                                          2,028              2,110
                                                                                     ------------       ------------
                    Total current liabilities                                              46,330             50,876

                 Notes payable                                                             20,578             15,639
                 Long-term debt, excluding current portion                                142,866            139,622
                                                                                     ------------       ------------
                    Total liabilities                                                     209,774            206,137
                                                                                     ------------       ------------
                 Commitments and contingencies

                 Partners' capital:
                   General partners                                                        (7,204)            (7,072)
                   Limited partners                                                        19,129             19,917
                                                                                     ------------       ------------
                    Total partners' capital                                                11,925             12,845
                                                                                     ------------       ------------
                    Total liabilities and partners' capital                          $    221,699       $    218,982
                                                                                     ============       ============


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


                                                                 Three Months Ended                Nine Months Ended
                                                            September 29,      September 27,    September 29,    September 27,
                                                                1995               1996             1995             1996
                                                                ----               ----             ----             ----
  Net revenues: (including motor fuel taxes)
    Diesel fuel island                                        $   89,051        $ 107,904        $ 258,912        $ 315,142
    Petro:Lube                                                     9,984           12,276           27,024           33,030
    Restaurant                                                    12,530           12,113           35,703           35,367
    Travel and convenience stores                                 16,581           17,452           45,852           49,305
    Petro:2                                                        6,988            8,184           20,918           24,086
    Other                                                          2,250            2,601            6,486            7,602
                                                              ----------        ---------        ---------        ---------
       Total net revenues                                        137,384          160,530          394,895          464,532
                                                              ----------        ---------        ---------        ---------

  Costs and expenses:
    Cost of sales (including motor fuel taxes),
     exclusive of depreciation and amortization                  104,663          127,026          303,310          368,971
    Operating expenses                                            19,745           20,941           54,271           60,282
                                                              ----------        ---------        ---------        ---------
                                                                 124,408          147,967          357,581          429,253
                                                              ----------        ---------        ---------        ---------

       Operating contribution                                     12,976           12,563           37,314           35,279

    General and administrative                                     2,987            3,473            8,714            9,652
    Depreciation and amortization                                  2,805            2,874            7,888            8,832
                                                              ----------        ---------        ---------        ---------

       Operating income                                            7,184            6,216           20,712           16,795

  Interest expense                                                 5,276            5,247           15,804           15,875
                                                              ----------        ---------        ---------        ---------

       Net income                                             $    1,908      $       969      $     4,908      $       920
                                                              ==========      ===========      ===========      ===========




     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                        September 29,        September 27,
                                                                            1995                1996
                                                                            ----                ----
  Cash flows provided by operating activities:
    Net income                                                           $     4,908         $       920
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                          7,888               8,832
        Deferred debt issuance amortization                                      907               1,048
        Accretion of original issue discount                                     624                 710
        Provision for losses on accounts receivable                              155                 171
    Increase (decrease) from changes in:
        Accounts receivable                                                   (2,855)             (1,609)
        Inventories                                                           (2,139)             (1,542)
        Other current assets                                                    (130)               (262)
        Due from affiliates                                                     (388)               (474)
        Due to affiliates                                                        (69)                 82
        Trade accounts payable                                                 2,941               3,157
        Accrued expenses and other liabilities                                 3,038               6,136
                                                                         -----------         -----------
           Net cash provided by operating activities                          14,880              17,155
                                                                         -----------         -----------

  Cash flows used in investing activities:
    Purchases of property and equipment                                      (17,595)             (4,771)
    Decrease in other assets, net                                               (995)               (257)
                                                                         -----------         -----------
           Net cash used in investing activities                             (18,590)             (5,028)
                                                                         -----------         -----------

  Cash flows provided by (used in) financing activities:
    Repayments of notes payable                                              (27,364)            (21,000)
    Proceeds from notes payable                                               38,000              16,061
    Repayments of long-term debt                                              (2,500)             (2,469)
    Distribution to partners                                                    (326)                -
    Payment of debt issuance costs                                               (19)               (201)
    Decrease in cash overdrafts                                               (2,222)             (6,314)
                                                                         -----------         -----------
           Net cash provided by (used in) financing activities                 5,569             (13,923)
                                                                         -----------         -----------
  Net increase (decrease) in cash                                              1,859              (1,795)
  Cash, beginning of period                                                    3,823               5,688
                                                                         -----------         -----------
  Cash, end of period                                                    $     5,682         $     3,893
                                                                         ===========         ===========
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
    Interest paid during the period, net of capitalized interest of
       $515 in 1995                                                      $  12,614           $  9,894
    Minority interest converted to equity                                      506                  -


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1)  BASIS OF PRESENTATION

          The interim consolidated financial statements of Petro Stopping Centers, L.P. (the "Company") are unaudited, and certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) for 1995 and 1996. The results of operations for the nine-month period ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year.


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

3)  INVENTORIES

          The following is a summary of inventories at December 29, 1995 and September 27, 1996:

                                         1995         1996
                                         ----         ----
                                           (IN THOUSANDS)
Motor fuels and lubricants            $ 3,623       $ 5,095
Tires and tubes                         3,568         3,780
Merchandise and accessories             7,783         7,694
Restaurant and other                    1,345         1,292
                                      -------       -------
  Total inventories                   $16,319       $17,861
                                      =======       =======

(4) PROPERTY AND EQUIPMENT

          Property and equipment is summarized at December 29, 1995 and September 27, 1996 as follows:

                                                      ESTIMATED
                                                       USEFUL
                                                        LIVES
                                                       (YEARS)        1995          1996
                                                       -------        ----          ----
                                                                       (IN THOUSANDS)
 Land                                                    --         $ 34,872      $ 35,199
 Buildings and improvements                              30           91,644        93,554
 Furniture and equipment                                3-10          37,887        40,145
 Leasehold improvements                                 7-30          20,066        20,238
 Facilities under development                            --              157           147
                                                                    --------      --------

                                                                     184,626       189,283
 Less accumulated depreciation and  amortization                      22,278        28,400
                                                                    --------      --------
    Net property and equipment                                      $162,348      $160,883
                                                                    ========      ========

          Facilities under development include costs associated with new facilities and major renovations of existing facilities. There were no commitments for facilities under development at September 27, 1996.

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



5)  NOTES PAYABLE

          Notes payable at December 29, 1995 and September 27, 1996 consisted of a five-year revolving credit facility under which up to $35,000,000 is available. The credit facility matures in June 1999. Interest is paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the rate of which is determined by the Company at time of borrowing). The revolver is collateralized by substantially all of the Company's assets. The balance outstanding on the credit facility was $20,578,000 and $15,639,000 as of December 29, 1995 and September 27, 1996, respectively. The average interest rate for the nine months ended September 27, 1996 was 8.8%.

          In addition, also outstanding at December 29, 1995 and September 27, 1996 under the Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amount of $3,150,000 and other various standby letters of credit of approximately $500,000.

6)  COMMITMENTS AND CONTINGENCIES

          The Company is involved in various claims and litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on financial position or results of operations.

7)  OTHER EVENTS

          On October 23, 1996, the Company entered into an Interest Purchase Agreement (the "Interest Purchase Agreement") with Mobil Long Haul Inc., a wholly-owned subsidiary of Mobil Corporation ("Mobil Co"), Petro Holdings GP Corp., and Petro Holdings LP Corp., each of which is an affiliate of Chartwell Investments Inc. (collectively, "Chartwell Co"), Roadside, Inc., a general partner of the Company ("Roadside"), and Sequoia Ventures Inc., a limited partner of the Company (together with Roadside, the "Fremont Partners") providing for the sale of all of the partnership interests in the Company held by the Fremont Partners to Mobil Co and Chartwell Co. The aggregate purchase price of the partnership interests held by the Fremont Partners is $28.5 million, subject to adjustment.

          Concurrently with the execution of the Interest Purchase Agreement, the Company entered into an Omnibus Agreement (the "Omnibus Agreement") with James A. Cardwell, Sr., James A. Cardwell, Jr. and JAJCO II (collectively, the "Cardwell Group"), each of whom is a limited partner of the Company, and Petro, Inc., a general partner of the Company controlled by the Cardwell Group, Mobil Co and Chartwell Co providing for, among other things, Chartwell Co and Mobil Co to invest an aggregate of approximately $21 million and $15 million, respectively. The investment proceeds will be used to acquire the interests of the Company held by the Fremont Partners as described above, to invest approximately $4.2 million in the Company and to invest $3 million in a new special purpose entity which will acquire, own and develop new truck stops to be operated by the Company. Upon consummation of the transactions, the common partnership interests of the Company will be owned by Chartwell Co (approximately 52%), the Cardwell Group (approximately 41%) and Mobil Co (7.5%) and preferred partnership interests will be owned by Mobil Co ($12 million) and the Cardwell Group ($7.6 million).

          In addition, Mobil Oil Corporation ("Mobil Oil") and the Company will enter into a 10 year supply agreement at the Closing under which Mobil Oil will supply the Company's diesel fuel requirements. The diesel fuel sold at all of the Company operated truck stops will be branded "Mobil." The Company will also enter into 10 year supply agreements under which Mobil Oil will supply lubricants and gasoline to the Company. The Company's Petro:Lube operations will feature Mobil Delvac lubricants and the Company will initially brand 11 of its gasoline fueling facilities at its truck stops "Mobil." The Company and Mobil Oil will also enter into a Memorandum of Understanding with respect to the joint development of new projects and Mobil Oil will provide marketing and other services, including access to Mobil Oil personnel and resources. Mr. Cardwell, Chief Executive Officer of the Company, will assume the additional roles of Chairman and President and be responsible for the Company's operations and a

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Mobil manager will assume the full time position of Senior Vice
President-Planning and Support Services at the Company.

          The Omnibus Agreement also provides for the Company to enter into agreements at the Closing with affiliates of the Cardwell Group and Chartwell Co providing for: (i) the extension of certain agreements between the Company and affiliates of the Cardwell Group and (ii) financial advisory and consulting services to be performed by an affiliate of Chartwell Co for the Company.

          The closing of the transactions contemplated by the Interest Purchase Agreement and the Omnibus Agreement is subject to certain conditions, including the refinancing of the Company's existing senior credit facility and obtaining consents from holders of not less than 75% of the principal amount of the Company's 12.5% Senior Notes due 2002 (the "Notes") to the effect that the contemplated transactions do not constitute a "Change of Control" under the Indenture governing the Notes. Chartwell Co and Mobil Co have obtained a financing commitment, subject to satisfaction of certain conditions, sufficient to refinance the Company's existing senior credit facility.

          The transactions are expected to close before the end of this year.

8)  RECENT PRONOUNCEMENTS

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Control and Partners
Petro Stopping Centers, L.P.


We have reviewed the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. as of September 27, 1996, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 29, 1995 and September 27, 1996. These consolidated financial statements are the responsibility of the Company's management.

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


El Paso, Texas
November 7, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

          The following table sets forth the development of the Company's Stopping Center network since 1992.



                                                                  AS OF SEPTEMBER 30,
                                                                  -------------------
                                                      1992   1993    1994     1995    1996
                                                      ----   ----    ----     ----    ----
  Company-operated Stopping Centers:
    Full-sized......................                   20     21      21       2       23

    Petro:2 :.......................                    3      3       3       3        3

  Franchised (1)....................                   12     12      13      14       15

  Independently operated (1)........                    1      1       1       1       -
                                                       --     --      --      --       --

   Total Stopping Centers...........                   36     37      38      41       41
                                                       ==     ==      ==      ==       ==



1) During 1996, the independently operated Stopping Center became a franchised unit.

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

                      LOCATION                   DATE OPENED
      Company-operated Stopping Centers:
          Laramie, Wyoming                       October 1993
          Medford, Oregon                        February 1995
          Ocala, Florida                         June 1995

      Franchised:
          Fargo, North Dakota                    November 1994
          Carnesville, Georgia                   January 1995


          All of the Stopping Centers opened since January 1, 1993 were newly constructed facilities, except Medford, Oregon, where the Company purchased an existing truck stop and converted it into a Stopping Center. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At September 27, 1996, the Company had no new Stopping Centers under construction. However, two franchise locations are under construction; one in York, Nebraska, which is scheduled to open in late 1996 and the other in Scranton, Pennsylvania, which is scheduled to open in the first quarter of 1997. The approximate construction cost of a new stopping center (exclusive of land) is $8,500,000.

          The Company has never closed a Stopping Center and has no current plans to do so. It is, however, contemplated that one or more Stopping Centers will be transferred to a new entity in connection with the transaction described below under "Chartwell and Mobil Investments and Related Transactions." See "Liquidity and Capital Resources."

          In May 1994, the Company purchased the rights to certain revenues (the "Coinage Arrangement") from certain specified activities (pay telephone services, video games and rentals of retail space) at 14 Stopping Centers.

          On September 1, 1996, the federal minimum wage was increased to $4.75. Because of the low number of Company employees that were effected by this increase, the increase has not had an adverse impact on the Company.

          In March 1996, the Company, and its principal partners jointly retained Goldman, Sachs & Co. as their financial advisor to assist them in enhancing shareholder value. On October 23, 1996, the

    Company announced that it had entered into a definitive agreement with affiliates of Chartwell Investments, Inc. and Mobil Corporation and the Fremont Group providing for the sale of all of the Company partnership interests held by affiliates of the Fremont Group to affiliates of Chartwell Investments, Inc. and Mobil Corporation. As part of the transactions, affiliates of Chartwell Investments, Inc. and Mobil Corporation will also be making a separate equity investment in the Company. See "Chartwell and Mobil Investments and Related Transactions."

          Revenues. The Company's revenues at each of its full-sized Stopping Centers are recorded through the following divisions: diesel fuel island, Petro:Lube, restaurant and travel and convenience stores. The Company's Petro:2 division includes all activities at its Petro:2 units except for revenues from Petro:Lubes located at the Petro:2 locations. Sales of non-fuel merchandise in the fuel island building, as well as its revenues from the truck weighing scales, are included in the results of the diesel fuel island division. The restaurant division also includes the free-standing Iron Skillet restaurant in Arlington, Texas. The travel and convenience store division includes the Company's revenues from other activities at the Stopping Center, including showers, laundry, vending machines, video games and other retail activities, as well as gasoline and auto diesel sales. Other includes franchisee fees and income from video poker machines, discounts on franchisee receivables, fuel hauling, fast food restaurants and the motel and RV park at the Medford, Oregon location.

          The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $38,837,000 and $44,190,000 for the three-month periods ended September 29, 1995 and September 27, 1996, respectively, and $114,475,000 and $129,470,000 for the nine-month periods ended September 29, 1995 and September 27, 1996, respectively.

          Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 29, 1995

OVERVIEW.

          The Company's net revenues increased $69,637,000 to $464,532,000 in the nine-month period ended September 27, 1996 from $394,895,000 in the nine-month period ended September 29, 1995. Revenues from comparable units contributed $59,868,000 or 85.9% of the increase. A Stopping Center is considered a "comparable unit" as to a particular month in the current period if it was open during the same month of the prior year. This increase in 1996 net revenues was due principally to significant increases in fuel gallons sold at the fuel islands, travel and convenience stores and Petro:2s, an 8.4% increase in fuel sales price per diesel gallon sold and increases in Petro:Lube sales. Revenues during the first six months of 1996 from the new location in Ocala, Florida opened in June 1995 and revenues during January 1996 from the Medford, Oregon location opened in February 1995, contributed an additional $9,769,000 in revenues in 1996.

          Operating contribution, which is defined as net revenues less cost of sales and operating expenses, declined 5.5% to $35,279,000. This was due to an increase in cost of sales of $65,661,000, combined with an 11.0% increase in operating expenses.

          Factors increasing cost of sales and depressing profitability for the nine months ended September 27, 1996 related to higher fuel prices during the first quarter, due to (1) anticipated increases in natural gas prices which caused many commercial/utility entities to shift to use of diesel fuel, (2) an extremely cold winter which increased demand for home heating oils, (3) technical problems and manufacturing shifts at refineries, which reduced output, and (4) heightened competitive pressure as a result of market share positioning between a competing national truckstop chain and a significant third-party billing company. The margin compression was due to lower prices charged by the competitor in an attempt to maintain market share originally provided by the third-party processor.


DIESEL FUEL ISLAND.

                                                                           Nine months ended
                                                                           -----------------
                                                                1996                               1995
                                                                ----                               ----
               Revenues                                      $315,142,000                       $258,912,000
               Cost of sales                                  286,963,000                        231,198,000
               Operating expenses                              16,163,000                         14,270,000
               Operating contribution                          12,016,000                         13,445,000

          Revenues increased $56,230,000 to $315,142,000 in 1996 from
$258,912,000 in 1995. The increase in revenues was attributable predominately to revenues of $6,279,000 from the Ocala and Medford locations and a $49,951,000 increase in revenues from comparable units, due primarily to higher fuel volume combined with a higher selling price per gallon.


          Cost of sales increased $55,765,000 due to higher fuel volumes combined with higher average fuel costs during the period, in addition to the new locations.

          Operating expenses increased $1,893,000 relating to volume related expenses such as employee expenses and third-party billing fees.

          Operating contribution decreased by $1,429,000 in total and $1,647,000 on a comparable units basis. The decline in operating contribution was due to a 12.9% reduction in net fuel margin per gallon as a result of the Company's inability to pass along price increases to match the sudden rise in fuel costs. The Company anticipates that the recent declines in fuel margins, as a result of higher costs in the industry, might continue. The Company cannot quantify the impact of such trends due to the unknown impact on fuel volume.

PETRO:LUBE.

                                                                           Nine months ended
                                                                           -----------------
                                                                1996                               1995
                                                                ----                               ----
               Revenues                                       $33,030,000                        $27,024,000
               Cost of sales                                   15,248,000                         12,293,000
               Operating expenses                              10,650,000                          9,171,000
               Operating contribution                           7,131,000                          5,559,000


          Revenues increased $6,006,000 to $33,030,000 in 1996 from $27,024,000 in 1995. This increase was due to growth in comparable units of $5,330,000 combined with a $676,000 increase due to new locations.

          Cost of sales increased $2,955,000 due to increased volumes.

          Operating expenses increased $1,479,000, due primarily to higher employee expense associated with increased sales volume and $229,000 for new locations.

          Operating contribution increased $1,572,000 yielding an operating margin of 21.6% up from a 20.6% rate in 1995.

RESTAURANT.

                                                                            Nine months ended
                                                                            -----------------
                                                                   1996                              1995
                                                                   ----                              ----
               Revenues                                       $35,367,000                        $35,703,000
               Cost of sales                                   10,470,000                         10,562,000
               Operating expenses                              18,865,000                         18,860,000
               Operating contribution                           6,032,000                          6,281,000

          Restaurant revenues in total declined $336,000 in 1996 as compared to 1995. Revenues from new locations in Ocala and Medford for the period contributed $901,000, while revenues from comparable units declined $1,237,000. The Company believes that a major factor causing the decline was increased fuel prices, which had an impact on discretionary spending in non-fuel profit centers.

          Cost of sales declined $92,000 in 1996 as compared to 1995, due primarily to less volume at comparable units.

          Operating expenses were flat in total because increases related to new locations were offset by declining expenses in comparable units.

          Operating contribution declined $249,000 to $6,032,000 in 1996 from $6,281,000 in 1995. The decline in operating contribution was due primarily to the decline in revenues on a comparable units basis as discussed above.


TRAVEL AND CONVENIENCE STORES.

                                                                            Nine months ended
                                                                            -----------------
                                                                  1996                               1995
                                                                  ----                               ----
               Revenues                                       $49,305,000                        $45,852,000
               Cost of sales                                   34,930,000                         31,579,000
               Operating expenses                               9,866,000                          9,443,000
               Operating contribution                           4,509,000                          4,830,000

          Revenues increased $3,453,000 to $49,305,000 in 1996 from $45,852,000 in 1995. The increase was due to revenues of $1,549,000 from the Ocala and Medford locations combined with a $1,904,000 increase in revenues at comparable units. The increased revenues at comparable units were due to increased fuel sales offset somewhat by a decline in merchandise sales.

          Cost of sales increased $3,351,000 due to higher fuel volume and related higher cost of fuel and higher merchandise volume. The increase in cost of sales resulted in a 15.6% decline in fuel margin per gallon from 1995 to 1996.

          Operating expenses increased $423,000 of which $312,000 related to the Medford and Ocala locations. The remaining $111,000 increase was due to higher employee costs.

          Operating contribution declined $321,000 in total and $405,000 on a comparable units basis. The decline in operating contribution was due to the higher cost of sales and operating expenses offset somewhat by a the increase in fuel volume

PETRO:2.

                                                                            Nine months ended
                                                                            -----------------
                                                                  1996                               1995
                                                                  ----                               ----
               Revenues                                       $24,086,000                        $20,918,000
               Cost of sales                                   20,916,000                         17,541,000
               Operating expenses                               2,540,000                          2,441,000
               Operating contribution                             630,000                            937,000

          Revenues increased $3,168,000 to $24,086,000 in 1996 from the 1995 period. The increase was attributable to a 12.7% increase in fuel gallons sold.

          Cost of sales increased $3,375,000 due to (1) higher fuel volumes and
(2) higher costs per gallon sold.

          Operating expenses increased $99,000 primarily due to volume related expenses including employee costs and third-party billing fees.

          Operating contribution declined $307,000 despite the increase in revenues, due to a 14.9% decline in fuel margins (as described above in the diesel fuel island section) combined with an increase in operating expenses. The Company anticipates that the current trends affecting the diesel fuel islands and travel and convenience stores will be applicable to its Petro:2s.

OTHER.

          Revenues increased $1,116,000 to $7,602,000 in the 1996 period from $6,486,000 in the 1995 period. The increase was attributable primarily to increased revenues of $1,020,000 from the fast food locations and the motel and RV park. The increase was offset slightly by declines in coinage income and video poker revenue at the Company's two Louisiana locations. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations by July 1999 unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the Shreveport location voted to continue to allow video poker operations, while the Hammond location parish voted to disallow video poker operations.
The phase out period is through June 1999. The Hammond location has generated monthly earnings from video poker of approximately $60,000.

GENERAL AND ADMINISTRATIVE.

          General and administrative expenses increased $938,000 in 1996 from 1995. The increase was due primarily to the reversal in 1995 of a 1994 long-term bonus accrual combined with an increase in 1996 employee costs. The bonus accrual related to an anticipated long-term compensation plan that was later modified.

DEPRECIATION AND AMORTIZATION.

          Depreciation and amortization increased $944,000 due primarily to a full nine months depreciation on the Medford and Ocala locations.

INTEREST EXPENSE.

          Interest expense of $15,875,000 during the nine months of 1996 was flat compared to 1995.

NET INCOME.

          The Company's net income declined $3,988,000 to $920,000 in 1996 from $4,908,000 reported for the 1995 period.

QUARTER ENDED SEPTEMBER 27, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1995

OVERVIEW.

          The Company's net revenues increased $23,146,000 to $160,530,000 in the third quarter of 1996 from $137,384,000 for the third quarter of 1995, due principally to significant increases in fuel gallons sold at the fuel island, travel and convenience stores and Petro:2s, an 8.4% increase in fuel sales price per diesel gallon sold and increases in Petro:Lube sales, attributable in part to the opening of two new Petro:Lubes in Medford, Oregon and Franklin, Kentucky.

          Operating contribution declined $413,000 to $12,563,000. This was due to an increase in cost of sales from 76.2% of net revenues in 1995 to 79.1% of net revenues in 1996 combined with a 6.1% increase in operating expenses. The decline in gross margin and increase in operating expenses is further explained in the following presentation of the profit centers.


DIESEL FUEL ISLAND.

                                                                           Three months ended
                                                                           ------------------
                                                                1996                               1995
                                                                ----                               ----
               Revenues                                      $107,904,000                        $89,051,000
               Cost of sales                                   98,536,000                         79,166,000
               Operating expenses                               5,431,000                          5,061,000
               Operating contribution                           3,937,000                          4,823,000

          Revenues increased $18,853,000 to $107,904,000 in 1996 from
$89,051,000 in 1995. The increase in revenues was due primarily to higher fuel volume combined with a higher selling price per gallon.

          Cost of sales increased $19,370,000 due to higher fuel volumes combined with higher cost per gallon sold. The increase in cost of sales resulted in a 21.6% reduction in fuel margin per gallon as a result of an inability to pass along price increases to match the rise in fuel costs.

          Operating expenses increased $370,000 due primarily to volume related expenses such as employee expense and third-party billing fees.

          Operating contribution decreased by $886,000 due to higher cost of sales and increased operating expenses. The Company anticipates that the recent declines in fuel margins in the industry will continue, but cannot quantify the impact of such trends due to the unknown impact on fuel volume.

PETRO:LUBE.

                                                                            Three months ended
                                                                            ------------------
                                                                  1996                               1995
                                                                  ----                               ----
               Revenues                                       $12,276,000                         $9,984,000
               Cost of sales                                    5,774,000                          4,647,000
               Operating expenses                               3,685,000                          3,428,000
               Operating contribution                           2,817,000                          1,909,000

          Revenues increased $2,292,000 to $12,276,000 in the 1996 period from $9,984,000 in 1995, a portion of which was generated by the new Medford and Franklin locations.

          Cost of sales increased $1,127,000 due to costs associated with the Medford and Franklin locations and an increase in costs at existing units.

          Operating expenses increased $257,000 from $3,428,000 in 1995, substantially all of which was due to expenses at the Medford and Franklin locations.

          Operating contribution increased $908,000 due to higher revenues offset slightly by a small decline in gross margin percentage and higher operating expenses.

RESTAURANT.

                                                                           Three months ended
                                                                           ------------------
                                                                 1996                               1995
                                                                 ----                               ----
               Revenues                                       $12,113,000                        $12,530,000
               Cost of sales                                    3,516,000                          3,687,000
               Operating expenses                               6,617,000                          6,776,000
               Operating contribution                           1,980,000                          2,066,000

          Revenues declined $417,000 to $12,113,000 in 1996 from $12,530,000 in
1995. The Company believes that a major factor causing the decline was the increased fuel prices which had an impact on discretionary spending in other profit centers.

          Cost of sales declined $171,000 due to the reduction in revenues combined with improved management of food costs.

          Operating expenses declined $159,000 due to reduction in labor costs directly correlated with the reduction in revenues for the period.

          Operating contribution declined $86,000 to $1,980,000 in 1996 from $2,066,000 in 1995. The overall decline in operating contribution was due to lower revenues partially offset by improvement in gross margin and a decrease in operating expenses.

TRAVEL AND CONVENIENCE STORES.

                                                                            Three months ended
                                                                            ------------------
                                                                 1996                               1995
                                                                 ----                               ----
               Revenues                                       $17,452,000                        $16,581,000
               Cost of sales                                   11,990,000                         11,338,000
               Operating expenses                               3,393,000                          3,529,000
               Operating contribution                           2,068,000                          1,715,000

          Revenues increased $871,000 to $17,452,000 in 1996 from $16,581,000 in 1995. The increase in revenues was due to a 15.2% increase in fuel sales due to a 6.9% increase in selling price per gallon combined with a slight increase in gallons sold. Merchandise sales declined 2.2% in the 1996 period.

          Cost of sales increased $652,000 due primarily to increased fuel costs related to higher fuel volumes and increased fuel costs.

          Operating expenses declined $136,000 from 1995 due primarily to improved control over employee costs and other operating expenses.

          Operating contribution increased $353,000 due to higher revenues combined with the decline in operating expenses.

PETRO:2.

                                                                             Three months ended
                                                                             ------------------
                                                                   1996                              1995
                                                                   ----                              ----
               Revenues                                        $8,184,000                         $6,988,000
               Cost of sales                                    7,077,000                          5,842,000
               Operating expenses                                 857,000                            829,000
               Operating contribution                             250,000                            317,000

          Revenues increased $1,186,000 to $8,184,000 in 1996 from the 1995 period. The increase was largely attributable to a 16.3% increase in fuel gallons sold.

          Cost of sales increased $1,235,000 due to costs associated with the 16.3% increase in fuel gallons sold. In addition, costs of sales increased due to an increase in average cost per gallon from 1995 to 1996.

          Operating expenses increased slightly due primarily to volume related expenses such as employee costs and third-party billing fees.

          Operating contribution declined $67,000 despite an increase in revenues due to a 18.8% decline in fuel margins combined with an increase in operating expenses. The Company anticipates that the current trends affecting the diesel fuel islands and travel and convenience stores will be applicable to its Petro:2s.

OTHER.

          Revenues increased $351,000 to $2,601,000 in the 1996 period from $2,250,000 in the 1995 period. The increase was attributable primarily to the increased revenues from the fast food locations and the motel and RV park. The increase was offset slightly by declines in coinage income and video poker revenue at the Louisiana locations.

GENERAL AND ADMINISTRATIVE.

          General and administrative expenses increased $486,000 from 1995. The increase was due primarily to increases in employee related costs associated with positions that were vacant in the 1995 period.

DEPRECIATION AND AMORTIZATION.

          Depreciation and amortization for the 1996 period was flat as compared to the 1995 period.

INTEREST EXPENSE.

          Interest expense declined $29,000 to $5,247,000 during the third quarter of 1996 due to a lower average debt level outstanding during 1996.

NET INCOME.

          The Company reported net income of $969,000 in 1996 compared to $1,908,000 in the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $17,155,000 for the first nine months of 1996 compared with $14,880,000 for the comparable 1995 period. The $17,155,000 of cash provided by operating activities was used to reduce notes payable $4,939,000, long-term debt $2,469,000, $4,771,000 of capital expenditures and for working capital.

          Capital expenditures totaled $4,771,000 for 1996 and $17,595,000 for 1995. Included in the capital expenditures for 1996 was $837,000 to construct the Petro:Lube in Medford and $1,034,000 related to the Company's first free-standing Petro:Lube in Franklin, Kentucky. Capital expenditures for 1995 included $7,027,000 spent on the Ocala, Florida location and $6,301,000 used to acquire the Medford location, as described below.

          Acquisition. In January 1995, the Company acquired an existing truck stop in Medford, Oregon. The Medford facility is designed similarly to the Company's Stopping Centers with a diesel fuel island, restaurant, travel store and free-standing convenience store. In addition, this location has a motel and RV park. The Company constructed a Petro:Lube at this location which opened early in the second quarter of 1996. The Company utilized a portion of its revolving line of credit to fund the purchase of the Medford facility and construction of the Petro:Lube.

          Expansion: In June 1995, the Company opened its Ocala, Florida location. The Ocala location is a typical stopping center with the addition of a free-standing Wendy's (branded food restaurant) that opened in October 1995. In June 1996, the Company opened its first free standing lube operation in Franklin, Kentucky. The construction costs of Ocala, Florida of $7,730,000 and Franklin, Kentucky of $1,319,000 were funded by a combination of draws on the revolving line of credit and internally generated funds.

          Insurance: The Company is partially self-insured with respect to workers' compensation and general liability. During 1996, the Company paid claims aggregating $909,000 and $260,000 relating to workers' compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred but not reported claims.

          The term loans made to the Company under the Credit Agreement require the Company to make quarterly payments of principal. The calendar year principal payments will total $4,948,000 in 1996, $6,928,000 in 1997, $7,000,000 in 1998, $7,917,000 in 1999, $8,908,000 in 2000 and $10,809,000 in
2001. In June 1996, the Company's Credit Agreement was amended to provide for more flexibility under the covenants.

          In connection with the Mobil and Chartwell Investment, as described below, the Company has obtained a financing commitment sufficient to refinance the Company's existing senior credit facility. The commitment consists of a credit facility that will be similar to the existing credit facility containing term loans, a revolving line of credit and financial covenants, all of which are consistent with the existing agreement. In addition, a new special purpose entity ("Realco") will be organized and owned by the Company's partners. Mobil Co and Chartwell Co will invest a total of $3 million in Realco and Realco is seeking a new $30 million secured bank facility. As part of the capitalization of Realco, it is contemplated that the Company will sale to Realco one or more existing Stopping Centers with a total fair market value of approximately $15 million in exchange for $2.5 million in cash and Realco subordinated notes in the amount of $12.5 million. These Stopping Centers will be managed by the Company. In the future, Realco will seek to acquire, own and develop new truck stops to be leased to, and operated by, the Company.

          The Company had negative working capital of $12,219,000 at September 27, 1996 and $9,607,000 at December 29, 1995. Negative working capital is normal in the truckstop industry. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables, as a percentage of revenues. A majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, and store merchandise inventories normally turn every 90 days. Based upon the above, the overall inventory turns approximately every 13 days. As a result of the high level of cash receipts and rapid inventory turns, the Company's daily operations do not require significant amounts of working capital.

          At September 27, 1996, the Company had availability on its revolving line of credit of approximately $15,711,000. Management of the Company believes that internally generated funds, together with amounts available under the Credit Agreement, will be sufficient to fund its current and future operational needs, planned capital expenditures and debt service requirements.


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

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2. At September 27, 1996, such accrual amounted to approximately $200,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At September 27, 1996, the Company has recognized approximately $236,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third-parties. The Company is planning to spend approximately $300,000 in 1997 to complete the upgrade of seven of its locations to 1998 EPA standards. All other locations are in compliance with 1998 EPA standards.

CHARTWELL AND MOBIL INVESTMENTS AND RELATED TRANSACTIONS

          On October 23, 1996, the Company entered into an Interest Purchase Agreement (the "Interest Purchase Agreement") with Mobil Long Haul Inc., a wholly-owned subsidiary of Mobil Corporation ("Mobil Co"), Petro Holdings GP Corp., and Petro Holdings LP Corp., each of which is an affiliate of Chartwell Investments Inc. (collectively, "Chartwell Co"), Roadside, Inc., a general partner of the Company ("Roadside"), and Sequoia Ventures Inc., a limited partner of the Company (together with Roadside, the "Fremont Partners") providing for the sale of all of the partnership interests in the Company held by the Fremont Partners to Mobil Co and Chartwell Co. The aggregate purchase price of the partnership interests held by the Fremont Partners is $28.5 million, subject to adjustment.

          Concurrently with the execution of the Interest Purchase Agreement, the Company entered into an Omnibus Agreement (the "Omnibus Agreement") with James A. Cardwell, Sr., James A. Cardwell, Jr. and JAJCO II (collectively, the "Cardwell Group"), each of whom is a limited partner of the Company, and Petro, Inc., a general partner of the Company controlled by the Cardwell Group, Mobil Co and Chartwell Co providing for, among other things, Chartwell Co and Mobil Co to invest an aggregate of approximately $21 million and $15 million, respectively. The investment proceeds will be used to acquire the interests of the Company held by the Fremont Partners as described above, to invest approximately $4.2 million in the Company and to invest $3 million in a new special purpose entity to be owned by the Company's partners, which will acquire, own and develop new truck stops to be operated by the Company. Upon consummation of the transactions, the common partnership interests of the Company will be owned by Chartwell Co (approximately 52%), the Cardwell Group (approximately 41%) and Mobil Co (7.5%) and preferred partnership interests will be owned by Mobil Co ($12 million) and the Cardwell Group ($7.6 million).

          In addition, Mobil Oil Corporation ("Mobil Oil") and the Company will enter into a 10 year supply agreement at the Closing under which Mobil Oil will supply the Company's diesel fuel requirements. The diesel fuel sold at all of the Company operated truck stops will be branded "Mobil." The Company will also enter into 10 year supply agreements under which Mobil Oil will supply lubricants and gasoline to the Company. The Company's Petro:Lube operations will feature Mobil Delvac lubricants and the Company will initially brand 11 of its gasoline fueling facilities at its truck stops "Mobil." The Company and Mobil Oil will also enter into a Memorandum of Understanding with respect to the joint development of new projects and Mobil Oil will provide marketing and other services, including access to Mobil Oil personnel and resources. Mr. Cardwell, Chief Executive Officer of the Company, will assume the additional roles of Chairman and President and be responsible for the Company's operations and a Mobil manager will assume the full time position of Senior Vice President-Planning and Support Services at the Company.

          The Omnibus Agreement also provides for the Company to enter into agreements at the Closing with affiliates of the Cardwell Group and Chartwell Co providing for: (i) the extension of certain agreements between the Company and affiliates of the Cardwell Group and (ii) financial advisory and consulting services to be performed by an affiliate of Chartwell Co for the Company.

          The closing of the transactions contemplated by the Interest Purchase Agreement and the Omnibus Agreement is subject to certain conditions, including the refinancing of the Company's existing senior credit facility and obtaining consents from holders of not less than 75% of the principal amount of the Company's 12.5% Senior Notes due 2002 (the "Notes") to the effect that the contemplated transactions do not constitute a "Change of Control" under the Indenture governing the Notes. Chartwell Co and Mobil Co have obtained a financing commitment, subject to satisfaction of certain conditions, sufficient to refinance the Company's existing senior credit facility.

          The transactions are expected to close before the end of this year. For additional information see the Company's Form 8-K dated October 23, 1996 filed with the Securities and Exchange Commission.

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

    (a)   Exhibits

          Exhibit 27 Financial Data Schedule


    (b)   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended September 27, 1996.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETRO STOPPING CENTERS, L.P.
                                                 (Registrant)


 Date:  November 9, 1996                 /s/ James A. Cardwell, Sr.
                                         ---------------------------
                                         James A. Cardwell, Sr.
                                         Member of Board of Control and
                                         Chief Executive Officer


                                         /s/ David A. Haug
                                         ----------------------------
                                         David A. Haug
                                         Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                                           Exhibit Description
-----------                                           -------------------

    27                                               Financial Data Schedule