Form 10-K405
period 1996-12-31
PETRO STOPPING CENTERS L P
filed 1997-04-14
CIK 919942

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1996


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

                           __________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

                           __________________________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. N/A

Documents incorporated by reference:  None
================================================================================

                         PETRO STOPPING CENTERS, L.P.

                               TABLE OF CONTENTS


Item No.                                                          Page
-------                                                           ----
                                    PART I

1.          Business                                                1
2.          Properties                                              7
3.          Legal Proceedings                                      11
4.          Submission of Matters to a Vote of Security Holders    11

                                    PART II

5.          Market for Registrant's Common Equity and Related
             Stockholder Matters                                   12
6.          Selected Financial Data                                12
7.          Management's Discussion and Analysis                   14
8.          Financial Statements and Supplementary Data            22
9.          Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   42

                                    PART III

10.         Directors and Executive Officers of the Registrant     42
11.         Executive Compensation                                 44
12.         Security Ownership of Certain Beneficial Owners and
             Management                                            47
13.         Certain Relationships and Related Transactions         48

                                    PART IV

14.         Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                           54

            Signatures                                             55

                                    PART I
ITEM 1.  BUSINESS

General
     Petro Stopping Centers, L.P. (the "Company") is a leading operator of large, full-service truck stops with a nationwide network of 42 facilities known as Petro Stopping Centers ("Stopping Centers"), located in 27 states. The Company has built its reputation by providing a high level of customer service in a consistently clean and friendly environment. Each Stopping Center offers a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers ("Petro:Lubes") and travel and convenience stores to commercial truck drivers, other highway motorists and local residents. Of the 42 Stopping Centers, 16 are operated by franchisees who are required to meet the Company's high standards of quality and service.

     The Company's primary customers are commercial and private trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. The Company sells diesel fuel to over 9,000 trucking accounts. By serving the needs of this customer base, the Company has continued to grow its revenues and generate stable cash flow.

     The Company's facilities are designed to offer a number of benefits to truck fleet operators and drivers. These advantages generally include well-lit and fenced parking lots to enhance security for drivers, trucks and freight; spacious parking areas and well-designed traffic flow to reduce truck stop accidents; fewer stops and out-of-route miles through the use of the Company's one-stop, multi-service facilities; and improved mileage and engine performance through the use of the Company's proprietary diesel fuel additive. As trucking fleets consolidate and outsource their fueling as well as maintenance requirements, the Company's facilities continue to experience sizable growth in diesel fuel volume and preventive maintenance revenues.

     The Company's business was founded by Jack Cardwell, who opened the Company's first truck stop in El Paso, Texas in 1975. Until 1992, the Company conducted its operations through a variety of entities owned by Mr. Cardwell and members of his family. Effective as of April 30, 1992, Fremont Group, Inc. ("Fremont"), an affiliate of Bechtel Group, Inc. and then named Bechtel Investments, Inc., made an equity investment in the business through two Delaware limited partnerships, Petro PSC Properties, L.P. ("Petro Properties") and Petro PSC, L.P. ("Petro PSC"). In the transaction, Fremont and Roadside, Inc. ("Roadside"), which is a wholly owned subsidiary of Fremont and was one of the general partners of Petro Properties and Petro PSC, invested $25,000,000 in the partnerships and Mr. Cardwell, his son and entities controlled by them, as well as Arcadian Management Corporation ("Arcadian"), a corporation wholly owned by a former executive officer of the Company, contributed most of the real estate assets of the business to Petro Properties and the operating and other assets of the business to Petro PSC. The contributions made by the members of the Cardwell Group (as defined) and Arcadian were valued at $45,570,000 by the partners of Petro Properties. The Cardwell Group's contribution to Petro Properties was recorded at the Cardwell Group's amortized cost of the related assets and liabilities. Thereafter, Fremont and Roadside made additional equity investments in the partnerships totaling $10,000,000. Effective December 31, 1994, Petro Properties and its principal operating subsidiary, Petro PSC, were merged and the name of the surviving partnership was changed to Petro Stopping Centers, L.P., a Delaware limited partnership.

     In October 1996, Jack Cardwell, Jim Cardwell, JAJCO II, Inc. ("JAJCO"), Petro Inc. (together with Jack Cardwell, Jim Cardwell, and JAJCO, collectively, the "Cardwell Group"), Mobil Long Haul Inc. ("Mobil Long Haul"), wholly-owned by Mobil Oil Corporation ("Mobil"), Petro Holdings GP Corp. ("Holdings GP"), Petro Holdings LP Corp. ("Holdings LP" and together with Holdings GP, "Chartwell," both of which are newly formed affiliates of Chartwell Investments Inc. ("Chartwell Investments")), and the Company, entered into the Omnibus Agreement pursuant to which the parties thereto agreed, among other matters, that Chartwell would invest $20.7 million and Mobil Long Haul would invest $15.0 million to acquire the general and limited partnership interests of the Company owned by Sequoia Ventures, Inc. ("SVI") and Roadside (and together with SVI, the "Fremont Partners") and to invest in the Company. The investment proceeds were used to acquire the interests of the Company held by the Fremont Partners for approximately $25.6 million and to invest approximately $10.1 million in the Company. In addition, Kirschner Investments, a Company franchisee ("Kirschner") invested $1.0 million in the Company in connection with the Recapitalization (as defined) (the "Kirschner Investment").

     The common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%) and the preferred interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil and the Company also entered into certain supply and marketing agreements as described herein. See "Certain Relationships and Related Transactions".

     The Company has entered into a strategic alliance with Mobil under which an affiliate of Mobil has invested in the Company and all of the Company-operated diesel fuel islands will be branded with the Mobil name and image.


PETRO STOPPING CENTERS

     Of the 26 Company-operated Stopping Centers, 23 are full-size locations and three are "Petro:2" units, which are smaller facilities with fewer amenities than the full-service locations. Of the 16 franchised facilities, 13 are "full-service" locations and three are "Petro:2" units. A typical full-size Stopping Center is built on 15 to 30 acres with separate entrances and parking areas for trucks and automobiles. Parking areas typically accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles, and are well lit and fenced to maximize customer safety. Petro Stopping Centers are open 24 hours a day and typically consist of the following:

Diesel Fuel Island

     The diesel fuel island is a self-service facility for professional drivers which typically consists of 8 to 16 fueling lanes configured in a split crescent formation. An equal number of fuel dispensers are located on both sides of a central services building. This layout facilitates highway access and traffic flow since all trucks approach the fueling lanes from the same direction. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of the truck's two tanks. All diesel fuel sold by the Company is currently branded "Petro". Pursuant to its strategic alliance with Mobil, the Company will convert to selling Mobil branded diesel fuel with the Company's proprietary Petro Power Plus fuel additive at all of the Company-operated diesel fuel islands. All Company-operated diesel fuel islands and dispensers will carry signage with both the "Petro" and "Mobil" brand names. Mobil will bear the costs associated with branding the Company's diesel fuel islands Mobil.

     The central services building provides transaction processing through the use of integrated, computerized cash registers and an organized data collection system. Currently, "runners" at each fuel island collect information while trucks are being fueled. This data, including driver and company names, license number and mileage, is manually recorded in the computer system before the driver walks to the cashier to pay for the fuel.

     To attract the business of drivers seeking a quick refueling stop, each central services building includes a "mini-mart" offering an array of deli take out food, snack foods, beverages, toiletries and a basic selection of trucker accessories and supplies. In addition, the central services building also provides other related services including certified scales, check cashing, money wire services, permit services, faxing and copying. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

     The diesel fuel islands generated $318.8 million, $351.1 million and $435.1 million in revenue for the fiscal years ended December 30, 1994, December 19, 1995 and December 31, 1996, respectively.

Petro:Lube Express Truck Service Center

     In 1983 the Company opened its first Petro:Lube facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes have been introduced at all of the Company-operated full-size Stopping Centers and at two of its three Petro:2 locations. During 1996, the Company opened its first stand-alone Petro:Lube.

    Petro:Lube facilities offer oil and filter changes, lubrication and new, used and retread tires, as well as tire repair. All Petro:Lube operations feature highly recognized quality brands. The Company was the first truck stop chain to offer service to truckers on an express basis.

    Petro:Lube facilities generally are located in a separate building toward the rear of a Stopping Center and typically consist of four through-bay entrances, with two in-ground pits. Two to four employees typically work at the Petro:Lube operations at any particular time.

    Each Petro:Lube sells a limited number of high-quality brands such as Mobil Delvac, Shell Rotella and Chevron Delo heavy duty motor oils and Kelly, Bridgestone and Firestone tires. Under the marketing agreements entered into with Mobil, Petro:Lube locations will feature Mobil's Delvac brand lubricants and will develop marketing programs and strategies with Mobil. Each Petro:Lube honors manufacturers' warranties as well as the Company's warranties for work performed at any Petro:Lube throughout the country.

    Petro:Lube services are primarily utilized by owner/operators and small fleets, but larger fleets are increasingly looking to out source their maintenance needs. In addition to Stopping Center locations, the Company opened a stand-alone Petro:Lube in 1996. Petro:Lube management believes that a significant opportunity exists to develop stand-alone Petro:Lube units at strategic locations throughout the country.

    The Petro:Lubes generated $34.2 million, $36.2 million, and $44.1 million in revenue for the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

Iron Skillet Restaurants

    Each full-size Stopping Center includes the Company's trademarked "Iron Skillet" restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and waitress service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet prides itself on the "home cooked" items prepared fresh at each location. Recipes developed at the Company's test kitchen in El Paso are accessible from each location by computer.

    Iron Skillet restaurants are open 24 hours per day, 365 days per year and feature certain tables and counter seats which are specially reserved for professional drivers. Public telephones are generally available throughout the dining area for customer convenience.

    The Iron Skillets generated $43.9 million, $47.4 million and $47.3 million in revenue for the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

Travel and Convenience Stores

    Each Stopping Center includes a travel store featuring merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include clothing, electronics such as televisions, mobile satellite dishes, VCR's and CB radios as well as toiletries, gifts and truck accessories such as cables, fuses, reflectors and antennae. The travel stores also carry a wide array of Company branded merchandise such as coffee mugs, travel bags, hats, T-shirts and other items designed to further increase recognition of the Petro brand. A travel store typically carries approximately 4,500 SKUs and averages 2,400 square feet of selling space.

    Gasoline and automobile diesel fuel are sold from a separate Auto Fuel Island at 25 of the Company's 26 locations. The Auto Fuel Islands are located near the travel store (or in eight instances near a freestanding convenience store) and accessed by separate "auto-only" entrances which help to separate auto and truck traffic at the facility. The typical Auto Fuel Island is equipped with 4 to 12 fuel dispensers for convenient and efficient fueling. The typical stand-alone convenience store averages 570 square feet of selling space and carries snacks, basic groceries and automobile supplies such as motor oil.

    The Travel Stores generated $54.7 million, $61.6 million and $67.1 million in revenue for the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996 respectively.

Additional Services for Drivers

    To meet the personal and business needs of commercial drivers and other motorists, the Company provides numerous additional services at its Stopping Centers. At the typical Stopping Center, customers have access to telephone, fax and other communications services, overnight express drop boxes and ATMs. Professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by a third-party at most locations. In addition, they can receive their paychecks and cash advances from the diesel fuel island cashier's building. For a driver's comfort and relaxation, Stopping Centers provide laundry facilities, game rooms, television viewing rooms and at certain Stopping Centers, movie theaters. These common areas are designed to provide hospitable areas separate from the restaurant and other retail spaces.

    The Company introduced nationally branded fast food concepts at several of its locations in 1995. The Company currently operates one Wendy's, one Blimpie Subs & Salads and two Pizza Hut Express units and plans to expand its fast food program during the next several years.

    Each full-size Stopping Center features 12 to 18 private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security. The Company also leases retail space at its Stopping Centers to independent merchants who sell jewelry and other items and who also provide haircutting, shoe shine and other services.

    Since June 1993, the Stopping Centers located in Hammond and Shreveport, Louisiana have featured video poker operations. The primary customers for these activities are local area residents. The video poker operations at each of these sites feature 50 machines and are conducted in a stand-alone building, separated from other Stopping Center facilities. A third-party operator manages the video poker operations and incurs substantially all related expenses while paying a portion of each machine's "winnings" to the Company. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations unless the parish is in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The video poker operations at the Hammond facility are required to be phased out by the end of June 1999.

PETRO:2 CENTERS

    Three Company-operated and three franchised facilities are Petro:2 Centers ("Petro:2") which provide the same basic fueling, restaurant, truck preventive maintenance and retail store services as full-sized Stopping Centers, but on a smaller scale and with fewer amenities. Unlike a full-size Stopping Center, a Petro:2 has a relatively small single building which supports the cashier functions for both the diesel and gasoline fuel islands. The original Petro:2 design and concept included a restaurant, known as the "Quick! Skillet," offering a narrower menu selection than the Iron Skillet restaurant at full-facility Stopping Centers. Two of the Company-operated Petro:2 Centers currently contain a "Quick! Skillet" and one now contains a Blimpie Subs & Salads. The retail store at a Petro:2 is more comparable to a large convenience store with some merchandise specifically targeted for truckers.

COMPETITION

    The U.S. truck stop industry is large and highly fragmented. According to industry data, which is limited, there are approximately 2,200 truck stops located on interstate highways. Management believes that approximately 27% are operated by eight major national or regional truck stop chains. Long-haul trucks can obtain diesel fuel from a wide variety of sources, including their own fueling terminals, chains of large, high-quality truck stops, limited service fueling facilities and some large service stations. The Company believes that, while it competes with all truck stops, its principal competitors are increasingly large, multi-service truck stop chains. Management believes that eight chains accounted for approximately 40% of the 12.5 billion gallons of over-the-road diesel fuel sold in 1994 in the United States and that the market share of these large chains continues to increase as fleets look to do business with fewer, more nationally represented providers to meet their needs. Trucking fleets typically place a limited number of truck stop chains in their approved fuel networks in an attempt to consolidate and leverage purchasing power. Certain of the Company's competitors have substantially greater financial and marketing resources than the Company.

    The Company prices its diesel fuel competitively. A number of other large, multi-service truck stop chains build somewhat smaller and less expensive facilities, emphasizing low-priced diesel fuel and fast food restaurants. Many of the other truck stop chains employ discount pricing of diesel fuel to compete. At the same time, increased competition and over capacity among trucking companies in recent years have increased truck fleet owners' focus on reducing their operating costs. This has put increased pressure on diesel fuel margins for the Company and its competitors. In recent years, a number of the larger fleets have also opened proprietary terminals along their most-traveled routes. In addition, from time to time, the Company is subject to intense price competition in certain of its markets.

SUPPLY

    The Company purchases diesel fuel for each of its Company-operated Stopping Centers on a daily basis. The purchase decision is made centrally in El Paso each morning, based on the information reported by each of the Stopping Centers' diesel fuel managers. The Company's fuel purchaser receives daily price quotes from suppliers in each of the Company's markets through an on-line computer system. The El Paso office then provides site managers with purchasing instructions. Each location typically maintains a one to three day inventory of fuel. The Company purchases diesel fuel from various integrated oil companies, independent oil refineries and petroleum product brokers. Fuel for any single Stopping Center is typically purchased from two to five established supply sources.

    During 1996, the Company purchased diesel fuel from 10 key suppliers and over 30 other suppliers. No single supplier accounted for more than approximately 10% of the total amount of diesel purchased.

    Historically, the Company has not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. On occasion the Company has purchased fuel in the forward contract market. In connection with the Recapitalization (as defined), the Company has entered into 10-year supply agreements with Mobil under which Mobil will supply the Company-operated Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. The diesel fuel sold at all Company-operated Stopping Centers will be branded Mobil, and the Company-operated Petro:Lubes will feature Mobil Delvac lubricants. Under the diesel fuel and gasoline supply agreement, the Company has agreed to purchase from Mobil specified distribution terminals a minimum number of gallons of diesel fuel and gasoline on a monthly basis and on an annual basis, subject to product availability and reductions by Mobil under certain described circumstances and subject to existing gasoline supply contractual obligations. The supply agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by Mobil. If the Company is able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, the Company may request that Mobil meet such lower price or allow a portion of the Company's diesel fuel requirements to be supplied from such Mobil approved third-party supplier, in which case Mobil would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil specified distribution terminals fixed by the supply agreement. The supply agreement also places a monthly limit on the maximum number of gallons of diesel fuel and gasoline that the Company may lift from Mobil specified distribution terminals.

TRADEMARKS AND TRADE NAMES

    The Company is the owner in the United States of various trademarks and service marks. The Company grants franchisees the non-exclusive right to use the proprietary marks at franchised locations. The Company regards its trademarks and service marks as valuable assets and believes that they have significant value in the marketing of its products and services.

GOVERNMENTAL REGULATION

Environmental Regulation

    The Company's operations and property are subject to extensive federal and state legislation and regulations relating to environmental matters. The Company uses underground and above ground storage tanks to store petroleum products and waste oils. Statutory and regulatory requirements for underground storage tank ("UST") systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from an UST into the environment. The Company is also subject to regulations in certain locations relating to vapor recovery and discharges into water. Management believes that all of its USTs are currently in compliance with applicable requirements and that it is currently in compliance with all other applicable environmental laws and regulations. Some existing laws and regulations relating to USTs do not become applicable immediately and have future compliance schedules. The Company is currently in the process of installing cathodic protection and overfill equipment or devices on its older USTs (those installed before 1988) and plans to complete that work on or before the dates required to achieve compliance under the current regulations. The Company plans to spend approximately $300,000 in 1997 in connection with this work. If additional requirements are imposed, additional expenditures may be required. During 1994, 1995 and 1996, the Company's expenditures for environmental matters were $151,000, $261,000 and $180,000, respectively. See
Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 1996 for a discussion of its accounting policies relating to environmental matters.

    In connection with its ownership of the properties and operation of its business, the Company may also be subject to liability under various federal, state and local environmental laws, ordinances and regulations relating to cleanup and removal of hazardous substances (which may include petroleum or petroleum products) on, under or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person. The Company is not involved in any litigation or other proceedings seeking to impose such liability. Where required or believed by the Company to be warranted, the Company takes action at Company-operated locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the business of the Company and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future.

Other Regulation

    The Company is also subject to local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and is subject to the underlying requirement that the granting of the permit be consistent with health, safety and moral welfare of the community. Although the Company believes that careful planning and site selection reduces the likelihood of significant zoning opposition, significant opposition to the construction of a Stopping Center, if encountered, may cause the Company to incur substantial expenses and delay.

    The Company's restaurant operations are subject to federal, state and local regulations concerning health standards, sanitation, fire and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant's operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new restaurant facilities.

    In addition, the Company's video poker operations are subject to oversight at the state and local level. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The phase out period for video poker at the Hammond facility is through June 1999.

    The Company as a franchisor is also subject to federal and state regulation in the states in which it offers franchises or where franchised Stopping Centers are currently operating. Federal regulations require that the Company provide each perspective franchisee with a disclosure document that provides information regarding the Company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, certain state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit certain "deceptive trade practices" and, in some cases, impose fairness and "anti-discrimination" standards on the Company.

    In addition to the franchise regulations outlined immediately above, the Company's operations are subject to the Petroleum Marketing Practices Act ("PMPA"). PMPA is a federal law that prohibits a franchisor engaged in the sale, consignment or distribution of refiner-branded motor fuels from terminating or failing to renew a "franchise" or "franchise relationship," except on specified grounds and only after compliance with the statute's notification provisions. PMPA expressly preempts state law concerning the termination, nonrenewal and notice thereof with respect to motor fuel franchises. PMPA is enforced judicially through cases interpreting the statute.

    The Company, currently a franchisee under the PMPA, will also become a franchisor under the PMPA because it is able to distribute and sell diesel fuel and gasoline under Mobil's trademarks to its franchisees. Thus, the Company will become subject, as a franchisor, to PMPA's termination, nonrenewal and notice requirements in each of its individual, motor fuel contracts with its franchisees. At the same time, the Company will be entitled to PMPA's protections in its branded supply agreements with Mobil, as well as other branded suppliers. The Company is not party to any PMPA litigation.

    Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes its facilities are in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages, which could adversely affect the Company.

    The Company believes that all of its Stopping Centers are in compliance with existing laws and regulations. However, new laws and regulations could require the Company to incur significant additional costs.

EMPLOYEES

    At December 31, 1996, the Company had a total of 3,529 employees, of which 3,336 were full-time and 193 were part time. At that date, 500 of the Company's employees were salaried and performed executive, management or administrative functions and the remaining 3,029 employees were hourly employees. Almost 95% of the Company's employees worked at the Stopping Centers and most employees at the Stopping Centers work on an hourly basis.

    The Company has never had a work stoppage and none of its employees is represented by a labor organization. The Company believes that it provides working conditions, wages and benefits that are competitive with other providers of the kinds of products and services offered by the Company.

    Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-K may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from factors that cause actual results to differ materially from those in the forward-looking statements. The Company in the preparation of its financial statements also makes various estimates and assumptions that are forward-looking statements.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters is located in a three-story building in El Paso, Texas which contains approximately 30,000 square feet of space. The Company leases the entire building from a member of the Cardwell Group and in turn subleases approximately 2,700 square feet of space to an unrelated tenant. The Company's lease of the building expires in December 2005 and provides for annual rental payments of $336,000, plus taxes, maintenance and operating expenses. See "Certain Relationships and Related Transactions."

    The Company owns 23 of its 26 Stopping Centers in their entirety, owns all but four acres of its West Memphis Stopping Center site, owns the facility and leases the land at its Hammond, Louisiana site and leases its Effingham, Illinois Stopping Center site in its entirety.

    The Company also owns sites in Jonesboro, Georgia, Green River, Wyoming and Beaverdam, Ohio which are suitable for the construction of new Stopping Centers. The Company also has options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located adjacent to four of the existing Stopping Centers: Shreveport, Louisiana (7 acres subject to option); Weatherford, Texas (34 acres); Beaumont, Texas (17 acres); and Oklahoma City, Oklahoma (30 acres). See "Certain Relationships and Related Transactions."

    The Stopping Center located in Effingham, Illinois is leased from an entity owned by current and former employees of the Company. The lease expires in May 2006 and provides for adjustable rental payments tied to interest rates (the "Basic Rent"), which currently are approximately $89,000 per month, plus taxes and operating expenses. The Company has three consecutive options to renew this lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal and a right of first refusal to purchase the Stopping Center complex at a purchase price agreed upon between the lessor and a third party. See "Certain Relationships and Related Transactions."

    The land at the Hammond, Louisiana and a small portion (approximately four acres) of the West Memphis, Arkansas Stopping Centers are subject to ground leases. The Hammond ground lease expires in September 1998 and provides for annual rental payments of $109,000, plus taxes. The Company has an option to renew the ground lease for an additional six years at the current annual rent increased by the percentage increase in the consumer price index from the commencement date of the lease to the commencement of the first option, provided that such increase shall not exceed 10%. The Company has the option, which expires at the end of the lease term, to purchase the entire 21 acre tract of land for $4.53 per square foot. If the Company elects to purchase less than all of the property, the price shall be at a price to be determined according to a formula specified in the lease. The Company's ground lease at the West Memphis site expires in April 2005, and the Company has two additional options to renew the ground lease for 10 years each, with scheduled rent increases every five years, and a right of first refusal to purchase the land at a purchase price agreed upon between the Company and the third party. Under the lease, the Company makes annual rental payments of approximately, $40,000 plus taxes.

    The following table outlines the Company-operated Stopping Centers:


                                                 APPROXIMATE                                     APPROXIMATE
                                                 -----------                        SIZE OF      -----------
                                              STOPPING    TOTAL       DISPENSERS      MAIN      TRUCK    AUTO
                                    DATE       CENTER   ACREAGE AT  --------------  BUILDING   PARKING  PARKING
     LOCATION                      OPENED      ACREAGE   LOCATION   DIESEL    GAS   (SQ. FT.)  SPACES   SPACES
     --------                    ----------   --------  ----------  ------  ------  ---------  -------  -------
COMPANY-OPERATED
FULL-SIZED
  El Paso, Texas................  Apr. 1975       31        51        12       8      20,000      350      96
  Weatherford, Texas............ Sept. 1977       25        25        12      10      21,000      300     128
  Beaumont, Texas...............   May 1981       20        20        12       8      12,300      275     196
  San Antonio, Texas............ Sept. 1982       21        21        12      10      13,200      250      85
  Eloy/Casa Grande, Arizona.....  June 1984       23        36        12      12      12,300      200      99
  Corning, California...........   May 1985       18        18        12      12      12,300      120     138
  Amarillo, Texas...............  June 1985       20        32        12      12      13,800      276     134
  Shreveport, Louisiana.........  Nov. 1985       18        21        12      12      13,800      242     118
  Hammond, Louisiana (a)........  Jan. 1986       16        21        12      12      12,300      200     120
  West Memphis, Arkansas(a).....  Aug. 1986       24        63        12      12      13,800      280     172
  Milan, New Mexico.............  Nov. 1986       23        30        12      12      13,800      200     127
  Knoxville, Tennessee..........  Mar. 1987       25        25        12      12      13,800      200     160
  Kingman, Arizona..............  Dec. 1987       38        67        12       8      14,600      180     175
  Oklahoma City, Oklahoma.......   May 1988       30        30        12       8      14,600      200     187
  Perrysburg/Toledo, Ohio.......  Aug. 1988       33        74        12       8      20,000      375     215
  Kingdom City, Missouri........  Feb. 1989       25        35        12       8      20,500      235     195
  Bucksville, Alabama...........  Feb. 1990       48        51        12       8      14,400      252     167
  Girard/Youngstown, Ohio.......   May 1990       29        98        14       8      20,000      312     170

  Effingham, Illinois(a)........  Mar. 1991       30        30        14       8      20,000      300     138
  Atlanta, Georgia..............  Mar. 1992       64        69        16    No Gas    21,500      490     129
  Laramie, Wyoming..............  Oct. 1993       35        50        12       6      15,500      180     111
  Ocala, Florida................  Jun. 1995       37       170        12       8      20,500      230     230
  Medford, Oregon...............  Jan. 1995       15        15         8       8      11,500       95     110

PETRO:2

  Vinton, Texas.................  Jan. 1991        8        19         7       8       4,800       55       8
  Kingston Springs, Tennessee... Sept. 1991        9        12         8       8       6,900       85      42
  Shorter, Alabama.............. Sept. 1991        9         9         4       4      12,700       75      39

----------
(a) As discussed above, the Effingham, Illinois facility is owned by one present and five former Company employees and leased to the Company, and the Hammond, Louisiana and four acres of West Memphis, Arkansas units are subject to ground leases.

FRANCHISES

    Since 1985, the Company has franchised others to operate Stopping Centers in particular markets. The following table sets forth information on the Company's 15 franchising arrangements as of February 29, 1996:

                                         DATE CENTER       EXPIRATION OF
                   LOCATION                OPENED          FRANCHISE (1)
                   --------                ------          -------------
        FULL-SIZED STOPPING CENTER
           Elkton, Maryland              Sept. 1985          June 1997
           Ft. Chiswell, Virginia         Mar. 1986          June 1997
           Portage, Wisconsin            Sept. 1986          Dec. 2001
           Joplin, Missouri               Oct. 1987          Oct. 1997
           Lake Station, Indiana          Oct. 1987          Oct. 1997
           Ruther Glen, Virginia          Mar. 1988          Mar. 1998
           New Paris, Ohio                Oct. 1989          Oct. 1999
           Florence, South Carolina       Feb. 1991          Feb. 2001
           Rochelle, Illinois             Apr. 1992          Apr. 2002
           Fargo, North Dakota            Nov. 1994          Nov. 2004
           Carnesville, Georgia           Jan. 1995          Jan. 2005
           Bordentown, New Jersey(2)      May  1989          Dec. 2005
           York, Nebraska                 Dec. 1996          Dec. 2006
           Scranton, Pennsylvania         June 1997   (3)    June 2007     (4)
        PETRO:2
           Benton Harbor, Michigan        July 1989          July 1999
           Salina, Kansas                 Feb. 1990          Feb. 2000
           Jerome, Twin Falls, Idaho      Dec. 1990          Dec. 2000
---------

(1) All franchise agreements with the exception of one are for an initial ten year term and are automatically renewed for two five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to expirations. The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately 15 years (expiring on December1, 2001) and it provides for only one five year renewal. All franchise agreements are in their initial term including the Elkton and Ft. Chiswell agreements, whose initial terms have been extended from their initial termination dates of September 1995 and March 1996, respectively, until June 1997 by letter agreements. The Company is currently in the process of attempting to obtain a first renewal of such agreements.
(2) Bordentown, New Jersey was a licensee from the date of opening to December 1995, at which time it became a franchised location.
(3)  Estimated completion date of Stopping Center.
(4) Estimated termination date. Initial term of Franchise Agreement will expire 10 years from the date the Stopping Center opens.

    One franchisee operates four locations, one operates three locations, another operates two and six operate one location each. All of the franchisees are unaffiliated with the Company, except Highway Service Ventures Inc., (See
Item 13 "Certain Relationships and Related Transactions"), which operates the Elkton, Maryland, Ruther Glen, Virginia, Florence, South Carolina and Carnesville, Georgia locations, and Bordentown, New Jersey of which Mr. Cardwell Sr. was a partner until May 1995.

    Each existing franchise agreement grants to the franchisee the right and license to operate a Stopping Center in a specified territory. The franchise agreements require that the franchisee build, at its own expense, and operate the Stopping Center in accordance with certain requirements, standards and specifications prescribed by the Company, including site approval and that the franchisee purchase certain products from suppliers approved by the Company. The Company, in turn, is obligated to provide the franchisee with, among other things, advisory assistance in the operation of the franchised Stopping Center and assistance in connection with advertising and promotional programs.

    The agreements require the franchisee to pay the Company (subject to certain exceptions), in addition to certain initial fees and training fees, a monthly royalty fee equal to between 3.5% and 4.0% of non-fuel gross sales (as defined in the franchise agreement) and between $.0035 and $.0040 per gallon of fuel sales (as defined); and a monthly advertising fee (administered through an advertising fund for national and regional advertising) not to exceed 1/4 of 1% of all gross sales of the franchised location for the preceding month. During 1996, the Company's revenues from its franchisees totaled $3,397,000. In addition, franchisees contributed $292,000 to advertising programs sponsored by the Company.

    While a majority of diesel purchases at Stopping Centers are paid for by third-party billing companies, a portion of diesel fuel purchases are paid for through direct billing arrangements with particular trucking companies. As provided in the franchise agreements, the Company purchases all of the receivables generated by the franchisees from customers using direct billing arrangements. These purchases are on a non-recourse basis to the franchisee. The Company pays the franchisees 96% of the face amount of the receivable, retaining 4% to administer the program. However, in cases where the customer is given a volume discount or priced at "cost plus", the Company retains 1.6% and
 .55%, respectively, for administration.

    In addition, upon termination or expiration of the franchise agreement in the event that the franchisee wishes to accept an offer from a third party to purchase its facility, each franchise agreement grants the Company a right of first refusal to purchase the facility, at the price offered by the third party. Similarly, in nine cases, the Company has the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement. Each franchise agreement also contains a three-year covenant by the franchisee not to compete with the Company at any other location in the area upon termination or expiration of the franchise agreement.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incident to its operations. The Company believes that the litigation currently pending or threatened against it will not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All of the Company's general and limited partnership interests are owned by the Cardwell Group, Chartwell, Mobil Long Haul and Kirschner. See Note 17 to the Company's Consolidated Financial Statements included elsewhere herein. Consequently, there is no established trading market for the Company's equity.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data as of and for the years ended December 31, 1996, December 29, 1995, December 30, 1994 and December 31, 1993 have been derived from the audited financial statements of the Company. The selected consolidated balance sheet data as of December 31, 1992 have been derived from the Company's audited balance sheet. The selected consolidated statement of operations data for the twelve months ended December 31, 1992 have been prepared by combining the unaudited results for the four month period ended April 30, 1992 with the audited income statement for the eight month period ended December 31, 1992. The unaudited financial data presented include, in the opinion of management, all necessary adjustments required for fair presentation of such data. In 1994, the Company adopted a 52/53 week fiscal year, which ended on the Friday closest to December 31. Beginning in 1996, the Company adopted a calendar year fiscal year, which ends on December 31.

                                           Twelve
                                         Months Ended   Year Ended      Year Ended      Year Ended      Year Ended
                                         December 31,   December 31,    December 30,    December 29,    December 31,
                                            1992           1993            1994            1995            1996
                                            ----           ----            ----            ----            ----
                                                dollars in thousands
                                                --------------------
Income Statement Data:

Net revenues:
  Diesel Fuel............................ $282,781        $304,266       $318,761        $351,136        $435,071
  Restaurant.............................   40,711          41,819         43,877          47,387          47,335
  Petro:Lube.............................   29,696          30,754         34,160          36,198          44,082
  Travel and Convenience Stores..........   48,529          50,556         54,733          61,590          67,104
  Petro:2................................   23,145          26,304         26,798          27,734          33,584
  Other..................................    7,881           8,904          9,564           8,970           9,881
                                          --------        --------       --------        --------        --------
    Total................................  432,743         462,603        487,893         533,015         637,057

Costs and expenses:
  Cost of sales..........................  333,673         353,761        373,436         411,893         511,431
  Operating expenses.....................   64,007          66,706         64,968          73,052          81,522
  General and administrative.............   11,241          12,933         11,448          12,053          13,925
  Employee severance,
   benefit and placement expenses........       --              --             --                           2,534
  Depreciation and amortization (1)......    6,848           7,819          8,851          11,144          12,204
                                          --------        --------       --------        --------        --------
    Total costs..........................  415,769         441,219        458,703         508,142         621,616
                                          --------        --------       --------        --------        --------
    Operating income.....................   16,974          21,384         29,190          24,873          15,441

Recapitalization costs...................                                                                   2,938
Interest expense.........................   18,845          15,515         18,711          21,098          21,263
                                          --------        --------       --------        --------        --------
  Income (loss) before
   extraordinary item....................   (1,871)          5,869         10,479           3,775          (8,760)

Extraordinary item (2)...................        -               -          5,250               -               -
Minority interest........................        -              52            191               -               -
                                          --------        --------       --------        --------        --------
Net income (loss) (3).................... $ (1,871)       $  5,817       $  5,038        $  3,775        $ (8,760)
                                          ========        ========       ========        ========        ========

OTHER DATA:
-----------
EBITDA(4)(5)............................. $ 23,822        $ 29,203       $ 38,041        $ 36,017        $ 32,108
Capital expenditures (6).................    6,750          10,665          8,428          19,508           5,523
Ratio of earnings to fixed charges(7)....        -           1.36x          1.53x           1.17x               -

BALANCE SHEET DATA:
------------------
Total assets............................. $179,733        $190,848       $206,148        $221,699        $209,100
Total debt...............................  149,484         143,843        161,459         168,392         166,727
Total partners' capital (deficit)........   (5,343)          3,042          7,968          11,925           3,165
CASH FLOW PRESENTATION:
----------------------
Cash from operating activities...........      n/a        $ 14,792       $ 13,084        $ 12,766        $ 14,668
Cash from investing activities...........      n/a         (11,045)       (18,915)        (21,130)         (5,337)
Cash from financing activities...........      n/a             938          2,441          10,229         (11,837)

___________
(1) Includes depreciation and amortization relating to the Company's Stopping Centers. Amortization of deferred debt issuance costs is classified as interest expense.
(2) Extraordinary item reflects write-off of debt restructuring costs associated with retired debt.
(3) No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4) EBITDA represents operating income before deducting depreciation, amortization and interest. EBITDA data, which are not a measure of financial performance under generally accepted accounting principles, are presented because such data are used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.
(5) EBITDA results for fiscal 1996 excludes certain one-time charges related to the Recapitalization and the change in management and operations. Included in the one-time charges were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves, included in cost of sales; and $.5 million in insurance related costs.
(6) Capital expenditures primarily represent the cost of new Stopping Centers and renovations of existing Stopping Centers.
(7) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income plus fixed charges. Fixed charges consist of interest expense (including the amortization of deferred debt issuance costs) and the portion of rental expense that is representative of the interest factor (deemed to be one-third of minimum operating lease rentals).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

Recapitalization

     On January 30, 1997, the Company consummated a transaction entered into in October 1996, in which Chartwell, Mobil Long Haul and the Cardwell Group entered into an agreement under which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner invested $1.0 million in the Company. Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil and the Company also entered into certain supply and marketing agreements.

     As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior unsecured notes due 2007, (the "New Notes") and made a tender offer (the "Tender Offer") for, and repurchased approximately 94% of its 12 1/2% Senior Notes due 2002 (the "Existing Notes") and approximately 99% of the outstanding debt warrants (the "Debt Warrants").

     The "Recapitalization" consists of the Equity Investment, the Tender Offer, the Kirschner Investment, the issuance of the New Notes and the entering into the New Credit Agreement.

     The Company also replaced its senior collateralized credit facility (the "Existing Credit Agreement") with an amended and restated senior collateralized credit facility (the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "Revolving Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million expansion facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

     In the first quarter of 1997, the Company will recognize an extraordinary charge of $13.5 million relating to amendment of the Existing Credit Agreement, retirement of the Existing Notes and Debt Warrants and the write-off of deferred financing costs.

The following table sets forth the development of the Company's Stopping Center network since 1992.

                                          Open at the end of
                                      ----------------------------
                                      1992  1993  1994  1995  1996
                                      ----  ----  ----  ----  ----

Company-operated Stopping Centers:
  Full-sized........................    20    21    21    23    23
  Petro:2 :.........................     3     3     3     3     3
Franchised..........................    12    12    13    15    16
Independently operated..............     1     1     1     -     -
                                      ----  ----  ----  ----  ----
  Total Stopping Centers............    36    37    38    41    42
                                      ====  ====  ====  ====  ====

     All of the Stopping Centers opened since January 1, 1993 were newly constructed facilities, except Medford, Oregon, where the Company purchased an existing truck stop and converted it into a Stopping Center. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At December 31, 1996, there were no new Company-operated facilities under construction. However a new franchisee location located in Scranton, Pennsylvania was under construction with an anticipated opening in the second quarter of 1997. The approximate construction cost of a new stopping center (exclusive of land) is between $7.0 and $9.5 million.

     The Company has never closed a Stopping Center and has no current plans to do so.

     Revenues. The Company's revenues at each of its full-sized Stopping Centers are recorded through the following divisions: diesel fuel island, restaurant, Petro:Lube and travel and convenience store. The Company's Petro:2 division includes all activities at its Petro:2 units except for revenues from the Petro:Lube located at the Petro:2. Sales at the Company's store located in the fuel island building, as well as its revenues from the truck weighing scales, are included in the results of the diesel fuel island division. The restaurant division includes the freestanding Iron Skillet restaurant in Arlington, Texas. The travel and convenience store division includes the Company's revenues from other activities at the Stopping Center, including showers, laundry, vending machines, video games and other retail activities, as well as gasoline and auto diesel sales. Other includes franchisee fees and income from video poker machines, discounts on franchisee receivables, fuel hauling, fast food restaurants, motel and RV park.

     In May 1994, the Company purchased the rights to certain revenues (the "Coinage Arrangement") from certain specified activities (pay telephone services, video games and rentals of retail space) at 14 Stopping Centers.

     The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $140,460,000, $150,360,000 and $175,873,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

     Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the partners.


           SUPPLEMENTAL DATA
                                           Year ended     Percent      Year ended      Percent     Year ended     Percent
                                          December 30,    of net      December 29,      of net    December 31,     of net
                                              1994       revenues         1995         revenues       1996        revenues
                                          ------------   ---------   --------------    --------   ------------    --------
                                                                        (in thousands)
                                                                        --------------
Net Revenues:
  Diesel fuel island....................      $318,761      65.3%       $351,136         65.9%      $435,071        68.3%
  Restaurant............................        43,877       9.0          47,387          8.8         47,335         7.4
  Petro:Lube............................        34,160       7.0          36,198          6.8         44,082         6.9
  Travel and convenience store..........        54,733      11.2          61,590         11.6         67,104        10.5
  Petro:2...............................        26,798       5.5          27,734          5.2         33,584         5.3
  Other.................................         9,564       2.0           8,970          1.7          9,881         1.6
                                              --------     -----        --------        -----       --------       -----
    Total...............................      $487,893     100.0%       $533,015        100.0%      $637,057       100.0%
                                              ========     =====        ========        =====       ========       =====
Operating Contribution:
  Diesel fuel island....................      $ 16,836       5.3%       $ 16,357          4.7%      $ 16,461         3.8%
  Restaurant............................         7,655      17.4           8,074         17.0          7,534        15.9
  Petro:Lube............................         7,636      22.3           7,278         20.1          7,863        17.8
  Travel and convenience store..........         4,357       8.0           5,988          9.7          4,569         6.8
  Petro:2...............................         1,385       5.2           1,150          4.1            853         2.5
  Other.................................        11,620       n/a           9,223          n/a          6,824         n/a
                                              --------     -----        --------        -----       --------       -----
    Total...............................        49,489      10.1%         48,070         9..0%        44,104         6.9%
                                              --------     =====        --------        =====       --------       =====




Employee severance, benefit and
 placement expenses                                 --                        --                       2,534
General and administrative
  expenses..............................        11,448                    12,053                      13,925

Recapitalization costs                              --                        --                       2,938
Depreciation and
    amortization                                 8,851                    11,144                      12,204
Interest expense                                18,711                    21,098                      21,263
 Income before extra-
ordinary item                                   10,479                     3,775                      (8,760)
Extraordinary item                               5,250                         -                           -
Minority interest                                  191                         -                           -
                                              --------                  --------                    --------
Net Income (loss)(1)                          $  5,038                  $  3,775                    $ (8,760)
                                              ========                  ========                    ========

---------------
(1) Net income for 1996 is after certain one-time charges related to the Recapitalization and the change in management and operations. Included in the one-time charges to operating income were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves (included in cost of sales), and $.5 million in insurance related costs. Costs incurred in connection with the Recapitalization amounted to $2.9 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 29, 1995

     Overview. The Company's net revenues increased $104,042,000 or 19.5% to $637,057,000 for the year ended December 31, 1996. Revenues from comparable units contributed $94,273,000 or 90.6% of the increase. A Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year. The increase in 1996 net revenues was due principally to a 13.3% increase in diesel gallons sold, an 11.2% increase in fuel sales price per diesel gallon sold and a 21.8% increase in Petro:Lube sales. Although net revenues increased in 1996, operating contribution, which is defined as net revenues less cost of sales and operating expenses, declined 8.3%. This was due to a reduction in gross margin from 22.7% of net revenues in 1995 to 19.7% of net revenues in 1996 combined with an 11.6% increase in operating expenses. The decline in gross margin percentage and increase in operating expenses is explained in the following presentation of the profit centers.

     Diesel Fuel Island. Revenues increased 23.9% to $435,071,000 in 1996 from $351,136,000 in 1995. The increase in revenues was attributable predominately to revenues of $6,279,000 from Ocala and Medford locations and a $77,656,000 or 22.3% increase in revenues from comparable units, due primarily to higher fuel volume which increased 13.2% combined with a higher selling price per gallon which increased 11.2%. Fuel margin per gallon decreased by 3.7% in the period. Operating contribution was flat with 1995 due to higher operating expenses, offset by an increase in gross margin as a result of higher fuel volume.

     Restaurant. Revenues of $47,335,000 were flat with the 1995 period. Revenues from new locations in Ocala and Medford contributed $901,000 while revenues from comparable units were down a similar amount. Operating contribution declined $540,000 to $7,534,000 in 1996. On a comparable unit basis, operating contribution declined $660,000 in the 1996 period. The decline in operating contribution was attributable to the decline in revenues partially offset by a decline in cost of sales, while operating expense were flat.

     Petro:Lube. Revenues increased $7,884,000 to $44,082,000 in the year ended December 31, 1996 from $36,198,000 in 1995. The increase was due to growth in comparable units of $6,576,000 or 18.2% combined with a $1,308,000 increase due to new locations in Franklin and Medford. Operating contribution increased $585,000 due to a $2,726,000 or 13.7% increase in gross margin offset by a $2,141,000 increase in operating expense, primarily due to higher employee expense associated with increased revenues.

     Travel and Convenience Stores. Revenues increased $5,514,000 to $67,104,000 in 1996 from $61,590,000 in the 1995 period. The increase was due to a $3,965,000 or 6.4% increase in revenues at comparable units combined with
revenues of $1,549,000 from the Ocala and Medford locations.   The increased
revenue at comparable units was due to increased fuel sales of $2,078,000 due to a 8.0% increase in volume and $1,887,000 due to a higher per gallon sales price of fuel of 7.0%. Operating contribution declined $1,419,000. The decline was due to decreased fuel margins combined with higher operating expenses.

     Petro:2. Revenues increased $5,850,000 to $33,584,000 in 1996 from $27,734,000 in 1995. The increase was attributable to a 16.1% increase in fuel gallons sold combined with a 10.1% increase in average price per gallon sold. Operating contribution declined $297,000 despite the increase in revenues, due to a 3.3% decline in fuel margins per gallon combined with an increase in operating expenses.

     Other. Revenues increased $911,000 to $9,881,000 in 1996 from $8,970,000 in
1995. The increase was attributable primarily to increased revenues of $1,117,000 from the fast food locations and the Medford motel and recreational vehicle park. The increase was offset slightly by declines in coinage revenue and video poker at the Company's two Louisiana locations. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport unit is located voted to continue to allow video poker operations, while the parish in which the Hammond unit is located voted to disallow video poker operations. The phase out period for the Hammond location is through June 1999. During the year ended December 31, 1996, the Hammond location generated approximately $841,000 of revenue from video poker.

     Costs and Expenses: Total costs and expenses increased 22.3% from $508,142,000 in 1995 to $621,616,000 in 1996. The increase related to higher cost of sales due to higher fuel costs, costs associated with new locations, increase in general and administrative expense, increase in depreciation and amortization and employee severance, benefit and placement expenses. Increase in cost of sales was attributable in part to adjustments related to establishment of inventory reserves of approximately $1,400,000. General and administrative expenses increased $1,872,000 due to increased employee expense and professional fees associated with the management changes. Depreciation and amortization increased due to additional 1996 capital expenditures combined with full year depreciation of the Medford and Ocala locations. Employee severance, benefit and placement expenses relate primarily to severance costs of existing management and placement and relocation of new management as a result of the sale of the partnership interest.

     During the fourth quarter of 1996, the Company recognized certain one-time charges of $2.5 million related to severance and hiring costs, $1.4 million in obsolete inventory and $.5 million in insurance related costs.

     Recapitalization Costs. This represents costs incurred by the Company in 1996 associated with the sale of the partnership interest. Costs include legal and professional fees combined with the investment banking fees paid with respect to the sale of the partnership interest.

     Interest Expense. Interest expense of $21,263,000 in 1996 was flat compared to 1995, due to lower average level of debt outstanding offset by an increase in the interest rate.

     Net Income. The Company's net income declined $12,535,000 to a reported net loss of $8,760,000 in 1996 compared to reported net income of $3,775,000 in 1995.

YEAR ENDED DECEMBER 29, 1995 COMPARED TO YEAR ENDED DECEMBER 30, 1994

     Overview. The Company's net revenues increased $45,122,000 or 9.2% to $533,015,000 for the year ended December 29, 1995. Revenues from units opened before 1994 ("comparable units") contributed $21,097,000 or 4.3% of the increase, coupled with revenues from new locations in Medford, Oregon and Ocala, Florida, which contributed an additional 4.9% or $24,025,000 in revenues during 1995. Although net revenues increased 9.2% in 1995, due principally to increases in fuel volume and higher travel and convenience store sales, operating contribution, which is defined as net revenues less cost of sales and operating expenses, declined 2.9% to $48,070,000. This was due to a reduction in gross margin from 23.5% of net revenues in 1994 to 22.8% of net revenues in 1995 combined with a 12.4% increase in operating expenses in total and a 4.7% increase in operating expenses on a comparable unit basis. The decline in gross margin percentage and increase in operating expenses is explained in the following presentation of the profit centers.

     Diesel Fuel Island. Revenues increased 10.2% to $351,136,000 in 1995 from $318,761,000 in 1994. The increase in revenues was attributable in part to revenues from the Medford and Ocala locations which contributed 5.0% or $16,029,000 of revenues and a 5.2% or $16,345,000 increase in revenues from comparable units. Operating contribution decreased by 2.9% in total and 5.4% on a comparable unit basis. The decline in operating contribution was due to a 6.1% reduction in fuel margin per gallon as a result of a shift in margin mix to higher volume fleet business which is generally "cost plus" or requires higher levels of discounts. In addition to lower fuel margins, higher levels of operating expense, primarily third party billing fees, contributed to the decline.

     Restaurant. Revenues increased 8.0% to $47,387,000 in 1995 from $43,877,000 in 1994. Of the 8.0% increase, 5.9% came from the two new locations and 2.1% came from comparable units. Operating contribution increased 5.5% but declined as a percent of revenue. Gross margin as a percent of revenue declined slightly due to higher produce and meat costs. Operating expenses increased 7.5% in total, but were flat with 1994 on a comparable unit basis.

     Petro:Lube. Revenues increased 6.0% to $36,198,000 in 1995 from $34,160,000 in 1994. The increase was due to $1,354,000 of revenues from new lubes at the Beaumont, Texas location, which opened in January 1995 and the Ocala, Florida location, which opened June 1995, combined with a 2.0% improvement in net revenues from comparable units. Operating contribution declined 4.7% in total and 7.8% on a comparable unit basis. This was primarily due to an 11.0% price increase in oil costs, which was absorbed by the Company and a reduction in tire margins in an effort to stimulate tire sales.

     Travel and Convenience Stores. Revenues increased 12.5% to $61,590,000 in 1995 from $54,733,000 in 1994. The increase was due to revenues of $3,788,000 from the new locations in Medford, Oregon and Ocala, Florida combined with a 5.6% or $3,069,000 increase in revenues at comparable units. Of the revenue increase at comparable units, approximately $832,000 was Coinage Arrangement revenue reported as Other in 1994. Operating contribution increased 37.4% in total and 34.9% on a comparable unit basis. Excluding the revenue from the Coinage Arrangement, operating contribution increased 18.3% due to improved fuel margins in 1995.

     Petro:2. Revenues increased 3.5% to $27,734,000 in 1995 as compared to $26,798,000 in 1994, attributable to a 3.8% increase in fuel gallons sold. Despite the increase in revenues, the operating contribution declined $235,000 due to lower fuel margins (as described above in the fuel island section) combined with an increase in operating expense.

     Other. Other revenues declined 6.3%, from $9,564,000 for the year ended December 30, 1994 to $8,970,000 for the year ended December 29, 1995, due to a $924,000 decline in video poker revenues and a reclassification of revenues from the Coinage Arrangement of $832,000 for 1995. The declines were partially offset by revenues from the motel and recreational vehicle park at the Medford location and revenues from the fast food establishments at three locations. The video poker decline was due to increased competition from other video poker operations and riverboat gambling operations, as well as an increase in the tax payable to the state of Louisiana. The operating contribution decline of $2,397,000 was due primarily to the reduction of revenues from video poker and the Coinage Arrangement, which have no direct expense associated with them, and are a direct reduction of operating contribution.

     Costs and Expenses: Total costs and expenses increased 10.8% from $458,703,000 for the year ended December 30, 1994 to $508,142,000 for the year ended December 29, 1995 and, as a percentage of net revenues, from 94.0% in the 1994 period to 95.3% in the comparable period of 1995. Costs of sales increased $38,458,000 or 10.3% from 1994 to 1995 due primarily to $18,523,000 associated with the new locations and an increase in costs in the diesel fuel island, restaurants and Petro:lubes on a comparable unit basis. Operating expenses increased $8,084,000 or 12.4% to $73,052,000 in 1995. This increase was due primarily to $4,555,000 in operating expenses from the Medford and Ocala locations combined with a $3,529,000 increase in comparable units, which was primarily in the diesel fuel islands, Petro:lube, and travel and convenience stores. General and administrative expenses increased $605,000 or 5.3% from $11,448,000 in 1994 to $12,053,000 in 1995. As a result of the above, operating income declined 14.8% from $29,190,000 in the 1994 period to $24,873,000 in the 1995 period.

     Depreciation and Amortization. Depreciation and amortization of the Company relates to depreciation of the physical assets of the Company and the amortization of the Coinage Arrangement and other assets. The increase of $2,293,000 from 1994 to 1995 relates to a full year amortization of the Coinage Arrangement combined with an increase in depreciation expense related to the new sites in Medford and Ocala.

     Interest Expense. Interest expense increased $2,387,000 during 1995 as compared to 1994, due primarily to higher levels of debt outstanding, higher amortization of debt issuance costs related to a full year and higher interest rates during the year.

     Extraordinary Charge. In connection with its Refinancing completed in may 1994, the Company incurred an extraordinary charge of $5,250,000 for the write off of (i) the unamortized debt issuance costs associated with the Company's prior revolving credit facility (the "Congress Revolver"), and certain mortgage notes payable to various lenders (the "Old Mortgage Facilities") and (ii) the prepayment premium paid in connection with the repayment of certain of these facilities.

     Net Income. Net income of the Company decreased to $3,775,000 in 1995 from $5,038,000 in 1994 while income before extraordinary item and minority interest declined from $10,479,000 in 1994 to $3,775,000 in 1995. The decline was due to higher interest expense combined with a reduction in operating income due to higher costs of sales and operating expenses and a $2,293,000 increase in depreciation and amortization from 1994 to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $5,523,000 for 1996 and $19,508,000 for 1995. Included in capital expenditures for 1996 were funds spent on the construction of the new lubes in Medford, Oregon and Franklin, Kentucky. Capital expenditures in 1995 included funds spent on the acquisition of Medford, Oregon and the construction of the Ocala, Florida Stopping Center.

     At December 31, 1996, the Company had availability on its revolving line of credit of approximately $9,711,000.

     Acquisition. In January 1995, the Company acquired an existing truck stop in Medford, Oregon. The Medford facility is designed similarly to the Company's Stopping Centers with a diesel fuel island, restaurant, travel store and free-standing convenience store. In addition, this location has a motel and RV park. The Company constructed a Petro:Lube at this location which opened early in the second quarter of 1996. The Company utilized a portion of its revolving line of credit under the Existing Credit Agreement to fund the construction of the Petro:Lube.

     Expansion: In June 1995, the Company opened its Ocala, Florida location. The Ocala location is a typical Stopping Center with the addition of a free standing Wendy's (branded food restaurant) that opened in October 1995. In June 1996, the Company opened its first stand-alone Petro:Lube operation. The construction costs of the Ocala, Florida unit and new stand-alone Petro:Lube were funded by a combination of borrowing on the revolving line of credit under the Existing Credit Agreement and internally generated funds.

     Insurance: The Company is partially self-insured with respect to workers' compensation and general liability. During 1996, the Company paid claims aggregating $1,302,000 and $331,000 relating to workers compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred but not reported claims.

     The Company had negative working capital of $13,863,000 at December 31, 1996, $9,607,000 at December 29, 1995 and $8,922,000 at December 30, 1994.
Negative working capital is normal in the truckstop industry. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables, as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, and store merchandise inventories normally turn every 90 days. Based upon the above, the overall inventory turns approximately every 13 days.

Recent Developments:

     In connection with the Recapitalization, the Existing Credit Agreement was repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25.0 million Revolving Credit Facility, a $40.0 million Expansion Facility, a $14.0 million Term Loan A and a $30.0 million Term Loan B.

     The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25.0 million at any time until the fifth anniversary of the Closing Date, the proceeds of which may be used for working capital and other corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. The Expansion Facility permits the Company to borrow, repay and reborrow up to $40.0 million for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary of the Closing. Term Loan A is repayable in 18 quarterly installments, commencing on September 30, 1997. Term Loan B is repayable in 26 quarterly installments commencing on September 30, 1997.

     Aggregate yearly term loan principal payments under the New Credit Agreement will be as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998; (iii) $4.5 million in 1999; (iv) $5.5 million in 2000; (v) $7.5 million in 2001; (vi) $13.5 million in 2002; and (vii) $14.0 million in 2003.

     Borrowings under the New Credit Agreement are collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

     Management of the Company believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1997 and the foreseeable future thereafter. The Company also expects that expansion and future acquisitions would be financed from funds generated from operations, borrowings under the Revolving Credit Facility and the Expansion Facility and additional financings.

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

     The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to the consolidated financial statements. At December 31, 1996, such accrual amounted to approximately $217,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1996, the Company has recognized approximately $256,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA


                         PETRO STOPPING CENTERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                          December 29,   December 31,
                                              1995           1996
                                          -------------  -------------
                  ASSETS
Current assets:
    Cash                                      $  5,688       $  3,182
    Accounts receivable, net of
     allowance for uncollectible
     accounts of $608 in 1995
     and $321 in 1996                           11,468         10,401
    Inventories                                 16,319         15,195
    Other current assets                         1,728          1,404
    Due from affiliates                          1,520          2,091
                                              --------       --------
        Total current assets                    36,723         32,273

    Property and equipment, net                162,348        159,539
    Deferred debt issuance costs and
     Company organization costs, net of
     accumulated amortization of
     $4,546 in 1995 and $6,728 in 1996          13,370         11,305
    Other assets                                 9,258          5,983
                                              --------       --------

        Total assets                          $221,699       $209,100
                                              ========       ========

        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Current portion of long-term debt         $  4,948       $  6,928
    Trade accounts payable                      14,188         15,723
    Accrued expenses and other                  25,166         21,160
     liabilities
    Due to affiliates                            2,028          2,325
                                              --------       --------
        Total current liabilities               46,330         46,136

    Notes payable                               20,578         21,639
    Long-term debt, excluding current          142,866        138,160
     portion                                  --------       --------
         Total  liabilities                    209,774        205,935
                                              --------       --------

    Commitments and contingencies

    Partners' capital:
      General  partners                         (7,204)        (8,477)
      Limited partners                          19,129         11,642
                                              --------       --------
         Total partners' capital                11,925          3,165
                                              --------       --------
         Total liabilities and                $221,699       $209,100
          partners' capital                   ========       ========

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                       Year Ended    Year Ended    Year Ended
                                      December 30,  December 29,  December 31,
                                          1994          1995          1996
                                      ------------  ------------  ------------
Net revenues (including motor fuel
 taxes):
  Diesel fuel island                    $318,761      $351,136      $435,071
  Restaurant                              43,877        47,387        47,335
  Petro:Lube                              34,160        36,198        44,082
  Travel and convenience stores           54,733        61,590        67,104
  Petro:2                                 26,798        27,734        33,584
  Other                                    9,564         8,970         9,881
                                        --------      --------      --------
    Total net revenues                   487,893       533,015       637,057
                                        --------      --------      --------

Costs and expenses:
  Cost of sales (including motor fuel
   taxes), exclusive of
   depreciation and amortization         373,436       411,894       511,431
  Operating expenses                      64,968        73,052        81,522
  General and administrative              11,448        12,053        13,925
  Employee severance, benefit and
   placement expenses                        --            --          2,534
  Depreciation and amortization            8,851        11,144        12,204
                                        --------      --------      --------

    Total costs and expenses             458,703       508,142       621,616
                                        --------      --------      --------

    Operating income                      29,190        24,873        15,441

Recapitalization costs                       --            --          2,938
Interest expense                          18,711        21,098        21,263
                                        --------      --------      --------

    Income (loss) before extraordinary
     item and minority interest           10,479         3,775        (8,760)

Extraordinary item - write off of debt
 restructuring costs associated
 with retired debt                         5,250           --            --

Minority interest                            191           --            --
                                        --------      --------      --------

    Net income (loss)                   $  5,038      $  3,775      $ (8,760)
                                        ========      ========      ========

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    Years ended December 30, 1994, December 29, 1995 and December 31, 1996
                                (in thousands)

                                      General    Limited   Total Partners'
                                      Partners   Partners       Capital
                                      ---------  --------  ---------------
Balances, December 31, 1993           $(8,890)   $11,932       $ 3,042

  Distributions                           (68)       (44)         (112)
  Net income                              718      4,320         5,038
                                      -------    -------       -------

Balances, December 30, 1994            (8,240)    16,208         7,968

  Conversion of minority interest         506          -           506
  Distributions                           (15)      (309)         (324)
  Net income                              545      3,230         3,775
                                      -------    -------       -------

Balances, December 29, 1995            (7,204)    19,129        11,925

  Net loss                             (1,273)    (7,487)       (8,760)
                                      -------    -------       -------

Balances, December 31, 1996           $(8,477)   $11,642       $ 3,165
                                      =======    =======       =======

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                           Year Ended     Year Ended     Year Ended
                                          December 30,   December 29,   December 31,
                                              1994           1995           1996
                                          ------------  -------------  -------------
Net income (loss)                          $   5,038       $  3,775       $ (8,760)
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization              8,851         11,144         12,204
    Extraordinary item-write off of debt
      restructuring costs associated          5,250              -              -
      with retired debt
    Deferred debt issuance cost                1,107          1,056          1,485
     amortization
    Accretion of original issue discount           -            845            978
    Provision for losses on accounts            (351)           297            215
     receivable
  Increase (decrease) from changes in:
    Accounts receivable                       (1,486)        (2,361)           852
    Inventories                               (1,563)        (1,838)         1,124
    Other current assets                        (962)          (118)           324
    Due from affiliates                        1,559           (545)          (571)
    Due to affiliates                           (889)           436            297
    Trade accounts payable                    (1,760)           270          1,535
    Accrued expenses and other                (1,710)          (195)         4,985
     liabilities                           ---------       --------       --------
        Net cash provided by operating        13,084         12,766         14,668
         activities                        ---------       --------       --------

  Cash flows used in investing
   activities:
    Purchase of property and equipment        (8,428)       (19,508)        (5,523)
    (Increase) decrease in other             (10,487)        (1,622)           186
      assets, net                          ---------       --------       --------
        Net cash (used in) investing
         activities                          (18,915)       (21,130)        (5,337)
                                           ---------       --------       --------

  Cash flows provided by financing
   activities:
    Repayments of notes payable              (18,401)       (59,422)       (25,000)
    Proceeds from notes payable               19,401         69,000         26,061
    Repayments of long-term debt            (133,843)        (3,491)        (3,704)
    Proceeds from long-term debt             150,459              -              -
    Distributions to partners                   (112)          (324)             -
    Capital contributions                          -              -              -
    Payment of debt issuance costs           (12,180)          (190)          (203)
    Increase (decrease) in cash               (3,077)         4,656         (8,991)
     overdrafts
    Other, net                                   194              -              -
                                           ---------       --------       --------
         Net cash provided by (used in)
          financing activities                 2,441         10,229        (11,837)
                                           ---------       --------       --------
  Net increase (decrease) in cash             (3,390)         1,865         (2,506)
  Cash, beginning of period                    7,213          3,823          5,688
                                           ---------       --------       --------
  Cash, end of period                      $   3,823       $  5,688       $  3,182
                                           =========       ========       ========
----------------------------------------------------------------------------------
Supplemental cash flow information--
Interest paid during the period, net of
 capitalized interest of  $62,             $  19,102       $ 19,785       $ 18,364
 $515 and $80 in 1994, 1995 and 1996
Non-cash transactions-
Minority interest converted to equity              -            506              -

         See accompanying notes to consolidated financial statements

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

 1.   COMPANY FORMATION AND DESCRIPTION OF BUSINESS

 COMPANY FORMATION

       Petro PSC Properties, L.P. ("Petro Properties"), a Delaware limited partnership, was formed effective April 30, 1992 for the ownership, operation, management and development of the Petro Stopping Centers network. The partners were as follows:

       GENERAL PARTNERS
         Petro, Inc.
         Roadside, Inc. ("Roadside"), an entity owned by Fremont Group, Inc.

       LIMITED PARTNERS
         Various individuals and entities affiliated with Petro, Inc. Fremont Group, Inc.

       Petro, Inc. and the various individuals and entities affiliated with Petro, Inc. are collectively referred to herein as the "Cardwell Group". Roadside and the Fremont Group, Inc. are jointly referred to herein as the "Fremont Group".

       Petro PSC, L.P. ("Petro PSC"), a Delaware limited partnership, was also formed effective April 30, 1992 to manage the day-to-day operations of the Petro Stopping Centers network. At formation, Roadside and Petro, Inc. each received a 1% general partnership interest, and Petro Properties received a 98% limited partner interest in exchange for certain net operating assets.

       Effective December 31, 1994, an Agreement of Merger and Name Change was executed whereby Petro PSC was merged into Petro Properties. The merger was consummated pursuant to the Delaware Revised Uniform Limited Partnership Act.

       As part of the merger, the name of Petro Properties was changed to "Petro Stopping Centers, L.P." referred to herein as the "Company" or the "Partnership". The following table reflects the Partnership ownership interest immediately following the merger:

              PARTNER                 TYPE OF INTEREST       PERCENTAGE
             ---------                ----------------       ----------
                                                              INTEREST
                                                              --------
            Roadside, Inc.            General Partner              .92%
            Petro, Inc.               General Partner            13.53
            Fremont Group, Inc.       Limited Partner            44.25
            James A. Cardwell, Sr.    Limited Partner            35.77
            James A. Cardwell, Jr.    Limited Partner             1.92
            JAJCO II,  Inc.           Limited Partner             3.61
                                                                ------
                                                                100.00%
                                                                ======

 There was no material financial statement impact resulting from the merger or name change.

     On January 30, 1997 the Company completed a recapitalization. As part of the recapitalization, affiliates of Chartwell Investments Inc. became limited and general partners and an affiliate of Mobil Oil Corporation became a limited partner and the Fremont Group sold all their partnership interests (See Note
 17).


 DESCRIPTION OF BUSINESS

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers" (the "Stopping Centers"), are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants, truck preventative maintenance centers, travel and convenience stores and a range of other products, services and amenities to commercial truck drivers, as well as other highway motorists and local residents. At December 31, 1996, the Company's network consisted of 42 Stopping Centers located in 27 states, of which 26 were operated by the Company and 16 were franchised.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company include the consolidated balance sheets, statements of operations, changes in partners' capital and cash flows of Petro Stopping Centers, L.P. and its wholly-owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. All significant intercompany balances have been eliminated in consolidation. Beginning in 1994, the Company adopted a 52/53 week fiscal year, which ends on the Friday closest to December 31. Beginning in 1996, the Company adopted a calendar year fiscal year, which ended on December 31.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Accounts receivable are primarily due from national and regional commercial trucking companies, and include accounts receivable purchased at a discount from the Company's franchisees. The receivables are not collateralized, however the risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across geographic regions. At December 31, 1996, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are reviewed on a regular basis and the allowance for doubtful accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified.

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at amortized historical cost. Depreciation and amortization are provided generally under the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is less. Repairs and maintenance are charged to expense as incurred, and amounted to $2,898,000, $2,893,000 and $2,785,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.


     Facilities under development are recorded at cost, and include capitalized interest costs associated with the development of a project. These costs are classified as facilities under development until the project is completed, at which time the costs are transferred to the appropriate property and equipment accounts.

ORGANIZATION COSTS

     Costs incurred in connection with the formation of the Company, which primarily include legal expenses, private placement fees and other due diligence expenditures, are being amortized using the straight-line method over a ten-year period.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method which approximates the interest method.

SELF INSURANCE

     The Company is self-insured for general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $75,000 to $250,000 on a per-occurrence basis. Provisions for these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

ADVERTISING AND PROMOTION

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $1,786,000, $1,688,000 and $2,156,000 were incurred for the years ended December 30, 1994, December 29, 1995 and December 31, 1996 respectively, and are included in operating expenses in the accompanying consolidated statements of operations.

MOTOR FUEL TAXES

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $140,460,000, $150,360,000 and $175,873,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

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

FRANCHISE REVENUES

     The Company recognizes net revenue from individual franchises and initial training fees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Fees earned from franchises aggregated $2,340,000, $2,926,000 and $3,397,000 during the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company occasionally utilizes futures and option contracts with the objective of minimizing fuel cost risk due to market fluctuations. Gains and losses resulting from changes in the market value of these contracts are recognized when the related inventory is sold. The Company also enters into futures and options contracts that are not specific hedges and gains or losses resulting from changes in market value of these types of futures contracts are recognized in income currently.

     Interest rate swap agreements are utilized from time to time to manage interest rate exposures. The amount to be paid or received on these agreements is accrued as interest rates change and is recognized over the lives of the respective agreements.

INCOME TAXES

     The Company is not subject to federal and state income taxes. Results of operations are allocated to the partners in accordance with the provisions of the Company's Partnership Agreement and reported by each partner on their respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT COSTS/PREOPENING COSTS

     The Company incurs costs associated with the development and opening of new sites which are separately identifiable and incremental to normal operating expenses. The costs are capitalized as incurred and are amortized against income over a 12 month period following the opening of the location.

(3)  INVENTORIES

     The following is a summary of inventories at December 29, 1995 and December 31, 1996:

                                    1995      1996
                                   -------  --------
                                    (IN THOUSANDS)
Motor fuels and lubricants         $ 3,623  $ 5,074
Tires and tubes                      3,568    2,993
Merchandise and accessories          7,783    7,531
Restaurant and other                 1,345      726
  Less reserve for obsolescence          -   (1,129)
                                   -------  -------
    Total inventories              $16,319  $15,195
                                   =======  =======

     In connection with new systems implemented in 1996, the Company identified items that were excess or obsolete inventory. The criteria established is merchandise in excess of a one year supply. The Company has established a reserve for obsolete and excess inventory amounting to approximately $1.1 million. The related charge is included in cost of sales in the accompanying 1996 statement of operations.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment is summarized at December 29, 1995 and December 31, 1996 as follows:

                                          ESTIMATED
                                            USEFUL
                                            LIVES
                                           (YEARS)      1995      1996
                                          ----------  --------  --------
                                                        (IN THOUSANDS)

Land                                             --   $ 34,872  $ 34,970
Buildings and improvements                       30     91,644    94,244
Furniture and equipment                        3-10     37,887    40,396
Leasehold improvements                         7-30     20,066    20,238
Facilities under development                     --        157       141
                                                      --------  --------
                                                       184,626   189,989
Less accumulated depreciation and                       22,278    30,450
 amortization                                         --------  --------
   Net property and equipment                         $162,348  $159,539
                                                      ========  ========

     Facilities under development include costs associated with new facilities and major renovations of existing facilities. There were no future construction commitments at December 31, 1996.

(5)  OPERATING LEASES

     The Company is party to various operating leases. The operating leases are for the lease of a Stopping Center location, office building, truck leases and various equipment leases. The leases contain renewal options varying from automatic annual renewals to three five-year options.

     A summary of future minimum rental payments on operating leases which have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, follows:

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(5)  OPERATING LEASES (CONTINUED)

                                         RELATED
FISCAL YEAR ENDING                        PARTY    OTHER   TOTAL
------------------                       --------  -----  --------
                                              (IN THOUSANDS)
                                              --------------
1997                                      $ 1,494   $392   $ 1,886
1998                                        1,494    261     1,755
1999                                        1,422     41     1,463
2000                                        1,422     --     1,422
2001                                        1,422     --     1,422
Later years                                 4,663     --     4,663
                                          -------   ----   -------
Total minimum lease payments              $11,917   $694   $12,611
                                          =======   ====   =======

     Rent expense under all operating leases was $2,368,000, $2,004,000 and $2,201,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively. Of these rentals, $1,633,000 for 1994, $1,488,000 for
1995 and $1,487,000 for 1996, were paid to related parties of the Company.

(6)  NOTES PAYABLE

     Notes payable at December 29, 1995 and December 31, 1996 consisted of a five-year revolving credit facility (the "Credit Facility") under which up to $35,000,000 is available. The Credit Facility matures in June 1999. Interest is paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at the borrower option). The Credit Facility is collateralized by substantially all of the Company's assets. The balance outstanding on the Credit Facility was $20,578,000 and $21,639,000 as of December 29, 1995 and December 31, 1996, respectively, at an average interest rate of 8.65% for 1995 and 8.8% for 1996. The rate was 8.8% at December 31, 1996 (See Note 7).

     The notes payable were refinanced subsequent to December 31, 1996 (See Note
17).

     In addition, also outstanding at December 29, 1995 and December 31, 1996 under the Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amounts of $2,900,000 and $3,150,000 respectively, and various other standby letters of credit of approximately $500,000.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(7)  LONG-TERM DEBT

     Long-term debt at December 29, 1995 and December 31, 1996 is presented below.

                                                             1995      1996
                                                           --------  --------
                                                             (IN THOUSANDS)
                                                             --------------
 Five-year term note to a bank in an
 original amount of $25,000,000
 maturing June 30, 1999. The note is
 payable in 16 consecutive quarterly
 installments varying from  $600,000 to
 $3,500,000 commencing June 30, 1995,
 which aggregated $2,966,000 during
 1996.  Interest at either the bank's
 prime rate plus 1.5% or the Eurodollar
 rate plus 2.75% is payable monthly.
 The rate was 8.68% at December 31,
 1996. The note is collateralized by
 substantially all of the Company's
 assets. The notes were refinanced
 subsequent to December 31, 1996 (See
 Note 17).                                                 $ 22,760  $ 19,794

 Seven-year term note to a bank in an
 original amount of $25,000,000
 maturing June 30, 2001. The note is
 payable in 24 consecutive quarterly
 installments varying from $400,000 to
 $3,000,000 commencing June 30, 1995
 which aggregated $739,000 during 1996.
 Interest at either the bank's prime
 rate plus 2% or the Eurodollar rate
 plus 3.25% is payable monthly.  The
 effective rate was 9.1172% at December
 31, 1996 as a result of an interest
 swap agreement (the "Swap") with the
 lender as required under the loan
 agreement.  The Swap expires on June
 30, 1999.  The note is collateralized
 by substantially all of the Company's
 assets.  The notes were refinanced and
 the swap extinguished subsequent to
 December 31, 1996 (See Note 17).                            23,749    23,010

 12 1/2% Senior Notes due 2002 (the
 "Notes") in an original aggregate
 principal amount of $100,000,000, net
 of original issue discount.  Based on
 the issue price of the Notes and
 assuming the Warrants will be
 exchanged for additional Notes, the
 yield to maturity, determined by
 semi-annual compounding of interest,
 is approximately 13.25% per year.
 Interest on the Notes is payable on
 June 1 and December 1 of each year
 beginning December 1, 1994.  The notes
 are not collateralized. Approximately
 94% of the  notes were repurchased
 subsequent to December 31, 1996 (See
 Note 17).                                                   96,832    97,173

 100,000 Exchangeable Debt Warrants, net
 of original issue discount.  The
 Warrants will become exchangeable
 during a 30-business day exchange
 period following the first to occur of
 (an "Exchange Event") (i) the
 completion of an initial public
 offering of common stock of a
 corporation that succeeds to and
 continues the business of the Company
 (the "Successor Corporation"); (ii) a
 Change of Control (as defined in the
 Indenture for the Notes) or (iii) June
 1, 1997.  If the Exchange Event is a
 Change of Control or June 1, 1997, the
 Warrants will be exchangeable by the
 holders thereof, for no additional
 consideration, for $5,538,000
 aggregate principle amount of
 additional Notes.  If the Exchange
 Event is an initial public offering,
 each Warrant will be exchangeable into
 Notes as described above or into 3% of
 the fully diluted shares of common
 stock of the Successor Corporation.
 Approximately 99% of the warrants were
 redeemed subsequent to December 31,
 1996 (See Note 17).                                          4,473     5,111
                                                           --------  --------

Total long-term debt                                        147,814   145,088
Less current portion                                          4,948     6,928
                                                           --------  --------
Long-term debt, excluding current
 portion                                                   $142,866  $138,160
                                                           ========  ========

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(7)  LONG-TERM DEBT (CONTINUED)

     The Indenture for the Notes and the Credit Facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales; (vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries;
(viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the Credit Facility financial covenants covering leverage, cash flows, capital expenditures, fixed charge coverage, ratio of loans to appraised value of the Company's travel plaza facilities and cumulative net income.

     Estimated principal payment requirements on long-term debt prior to the Recapitalization were as follows:

FISCAL YEAR ENDING                              (IN THOUSANDS)
                                                --------------
1997                                                 $  6,928
1998                                                    7,000
1999                                                    7,917
2000                                                    8,908
2001                                                   10,809
Thereafter                                            103,526
                                                     --------
   Total                                             $145,088
                                                     ========

      In 1994, the Company incurred an extraordinary charge of $5,250,000 for the write off of (i) the unamortized debt issuance costs associated with the Company's prior revolving credit facility and certain mortgage notes payable to various lenders and (ii) the prepayment premium paid in connection with the repayment of certain of these facilities.

(8)  ACCRUED EXPENSES AND OTHER LIABILITIES

      The following is a summary of accrued expenses and other liabilities at December 29, 1995 and December 31, 1996:

                                           1995           1996
                                          -------        -------
                                              (IN THOUSANDS)
                                              --------------
Accrued expenses
  Employee related expenses               $ 5,174        $ 7,748
  Taxes payable-sales, fuel and property    5,224          5,088
  Other                                     2,306          4,497
Cash overdrafts                             8,991            --
Due to franchisees                          3,471          3,827
                                          -------        -------
                                          $25,166        $21,160
                                          =======        =======

(9)  RELATED PARTY TRANSACTIONS

     Amounts due to and from affiliates as of December 29, 1995 and December 31, 1996 consist of the following:

                                           1995           1996
                                           ----           ----
                                             (IN THOUSANDS)
                                             --------------
Due from affiliates:
   C&R Distributing, Inc.                 $   719        $ 1,370
   Bordentown Junction Truck Stop              87             51
   El Paso Tire Center                          -             10
   Petro Truckstops, Inc.                     378            336
   Highway Service Ventures, Inc.               -             35
   Other                                      336            289
                                          -------        -------
                                          $ 1,520        $ 2,091
                                          =======        =======
Due to affiliates:
   Bordentown Junction Truck Stop         $   365        $   394
   El Paso Amusement Company                  128            194
   Highway Service Ventures, Inc.           1,309          1,524
   C&R Distributing, Inc.                     226            213
                                          -------        -------
                                          $ 2,028        $ 2,325
                                          =======        =======

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(9)  RELATED PARTY TRANSACTIONS (CONTINUED)

     Fuel and credit card receivable sales aggregating $4,301,000, $4,022,000 and $4,567,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively, were made to C&R Distributing, Inc. ("C&R") at the Company's cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $5,547,000, $7,857,000 and $11,432,000 for the years ended
December 30, 1994, December 29, 1995 and December 31, 1996, respectively, were charged to the Company.

     As part of the organization of the Company in 1992, the Cardwell Group negotiated rights to receive revenues (the "Coinage Arrangement") from certain specified activities at 14 Stopping Centers (such as video games, pay telephone services and rental of retail space). In 1994, the Coinage Arrangement was terminated pursuant to the terms of the contracts establishing such arrangements by payment of approximately $9,440,000 to the Cardwell Group; subsequent revenues belong to the Company. The Cardwell Group received approximately $988,000 for the year ended December 30, 1994 under the Coinage Arrangement.

     Since June 1993, the two Stopping Centers located in Louisiana have featured video poker games housed in a separate on-site facility and operated by a third party, Petro Truckstops, Inc., an affiliate who, under terms of a contract, turns over a specified portion of the revenue generated from the machines. Petro Truckstops, Inc. pays 95% of revenue collected to the Company and retains 5% for operating expenses in accordance with a lease agreement. Payments to the Company under this arrangement aggregated $3,218,000 during 1994, $2,383,000 during 1995 and $1,979,000 during 1996. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport unit is located voted to continue to allow video poker operations, while the parish in which the Hammond unit is located voted to disallow video poker operations. The phase out period for the Hammond location is through June 1999. During the year ended December 31, 1996, the Hammond location generated approximately $841,000 of revenue from video poker.

     Management fees of $250,000 were earned by the Fremont Group for each of the years ended December 30, 1994, December 29, 1995 and December 31, 1996, in accordance with terms of the Company's Partnership Agreement.

     Each of the affiliates identified in the table above, is owned or controlled to some degree by a member or members of the Cardwell Group. Related party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from certain related parties who own properties which are part of the Company's network. All significant related party transactions have been appropriately reflected in the footnotes and accompanying consolidated financial statements.

(10)  PARTNERS' CAPITAL

     Under the terms of the Company's Partnership Agreement, the Company is required to distribute to the partners, on a pro rata basis in accordance with ownership percentage interests, an amount calculated based upon allocated taxable income using certain state and federal tax rates. The payments are to be made on or before the estimated tax payment dates, which are April 15, June 15, September 15 and December 15. Debt agreements restrict distributions upon certain debt covenant violations.

     As of December 31, 1996, the historical net book value of assets and liabilities was approximately $32,000,000 greater than the associated net tax basis of those assets and liabilities.

(11)  EMPLOYEE BENEFITS

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees. Company contributions equal 50% of the participants' contributions up to 2% of the participants' annual salary and aggregated $115,484, $132,593

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(11)  EMPLOYEE BENEFITS (CONTINUED)

and $138,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

(12)  EMPLOYEE EQUITY PLAN

     The company will establish an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully diluted equity of the Company.

(13) CONTINGENCIES

     The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

(14)  FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 29, 1995 and December 31, 1996, the carrying amounts of certain financial instruments employed by the Company, including cash, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amount of notes payable approximate fair value due to the floating nature of the interest rate. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers. The following table reflects the carrying amount and estimated fair value of the Company's financial instruments:

                                                    YEAR ENDED,
                                            1995                   1996
                                    CARRYING               CARRYING
                                     AMOUNT   FAIR VALUE    AMOUNT   FAIR VALUE
                                    --------  -----------  --------  ----------
Balance sheet financial instruments                (in thousands)
  Long-term debt                    $147,814    $145,509   $145,088    $142,825
Other financial instruments
  Interest rate swap agreements            -      (1,220)         -        (535)

Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate and commodity price risks.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(14)  FINANCIAL INSTRUMENTS (CONTINUED)

          1.  Interest Rate Swap Agreements

                At December 31, 1996, the Company was party to an interest rate swap agreement with an aggregate notional principal amount of $25,000,000. Under the agreement, the Company pays a fixed rate of 7.07% and receives a floating rate based on LIBOR on the aggregate principal amount as determined in three month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate by 1.07% which resulted in additional interest expense of approximately $249,000. The swap was extinguished subsequent to December 31, 1996.

                The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, the Company does not anticipate non-performance by the other party. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

          2.  Futures Contracts

                The Company occasionally utilizes futures and option contracts with the objective of minimizing fuel cost risk due to market fluctuations.. During 1994, the Company realized gains of approximately $94,000 pertaining to futures contracts. There were no contracts outstanding at December 29, 1995 and December 31, 1996.

(15)  ENVIRONMENTAL MATTERS

      The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2. At December 31, 1996, such accrual amounted to approximately $217,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1996 the Company has recognized approximately $256,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(16)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          (in thousands)
                                          --------------
                       First          Second        Third          Fourth
                      Quarter        Quarter        Quarter        Quarter
                      --------       --------       --------       --------
1995
  Net revenues        $125,948       $131,562       $137,384       $138,121

  Operating income       6,711          6,817          7,184          4,161

  Net income             1,554          1,446          1,908         (1,133)


                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(16)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(CONTINUED)

                       First          Second        Third          Fourth
                      Quarter        Quarter        Quarter        Quarter(a)
                      --------       --------       --------       --------
1996
  Net revenues        $147,925       $156,077       $160,530       $172,525

  Operating income       4,655          5,924          6,216         (1,354)

  Net income (loss)       (675)           626            969         (9,680)

---------------
(a) Fourth quarter of 1996 decline in operating income and net income is due principally to the following items: (1) Earnings reflect the impact due to lack of management direction and focus on the business during the change in management structure that was in process as a result of the Recapitalization and sale of the partnership interest. (2) In addition to the decline in performance in the fourth quarter, the quarter also reflects adjustments relating to establishment of inventory reserves, insurance reserves, employee severance, benefit and placement expenses as well as recapitalization costs amounting to approximately $1,400,000, $500,000, $2,534,000, and $2,938,000 respectively. (See further discussion at Note
     17).

(17) RECAPITALIZATION

     On January 30, 1997, the Company consummated a transaction entered into in October 1996, in which Chartwell, Mobil Long Haul and the Cardwell Group entered into an agreement under which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil Oil Company and the Company also entered into certain supply and marketing agreements.

     As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior unsecured notes due 2007, (the "New Notes") and repurchased approximately 94% of the Existing 12 1/2% Senior Notes due 2002 and approximately 99% of outstanding Debt Warrants.

     The Company also replaced its senior collateralized credit facility (the "Existing Credit Agreement") with a new senior collateralized credit facility (the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "Revolving Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million expansion facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

     In the first quarter of 1997, the Company will recognize an extraordinary charge of $13.5 million relating to amendment of the Existing Credit Agreement, retirement of the Existing Notes and Debt Warrants and the write-off of deferred financing costs.

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(17) RECAPITALIZATION (CONTINUED)

     Aggregate yearly term loan principal payments under the New Credit Agreement will be as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998; (iii) $4.5 million in 1999; (iv) $5.5 million in 2000; (v) $7.5 million in 2001; (vi) $13.5 million in 2002; and (vii) $14.0 million in 2003.

     During 1996, the Company recognized recapitalization costs of approximately $2.9 million relating to professional fees associated with the Recapitalization.

     The following Unaudited Condensed Pro Forma Consolidated Balance Sheet of the Company as of December 31, 1996 is prepared to present the capitalization of the Company as if the Recapitalization had occurred on that date (in thousands).

                                          December 31,                           December 31,
                                              1996                Proforma          1996
                                           Historical           Adjustments      Proforma(a)
                                          ------------          -----------     -------------
                 Assets                                                          (unaudited)
                 ------
Current assets:
  Cash                                         3,182              15,592(e)         18,774
  Other                                       29,091                  --            29,091
                                            --------            --------          --------
    Total current assets                      32,273              15,592            47,865

  Property and equipment, net                159,539                  --           159,539
  Deferred debt issuance
    and Company organization costs, net       11,305               5,373(c)         16,678

  Other assets                                 5,983                   -             5,983
                                            --------            --------          --------
    Total assets                             209,100              20,965           230,065
                                            ========            ========          ========

      Liabilities and Partners' Capital
      ---------------------------------
Total current liabilities                     46,136              (5,934)(b)        40,202

Notes payable                                 21,639             (21,639)(b)             -

Long-term debt, excluding current            138,160              50,879 (b)       189,039
 portion                                    --------            --------          --------

    Total liabilities                        205,935              23,306           229,241

Preferred partnership interest                    --              19,600 (d)        19,600
Partners' Capital                              3,165             (21,941)          (18,776)
                                            --------            --------          --------

    Total liabilities and partners'         $209,100            $ 20,965          $230,065
     capital                                ========            ========          ========

                         Petro Stopping Centers, L.P.

                  Notes to Consolidated Financial Statements

(17) RECAPITALIZATION (CONTINUED)

Notes to Unaudited Condensed Pro Forma Consolidated Balance Sheet:

a)  Pro forma as if the Recapitalization had occurred on December 31, 1996.
b) To reflect (i) the sale of the New Notes, net of repurchase of the Existing Notes and Debt Warrants, including accretion to face amounts and premiums and payment of accrued interest; (ii) replacement of the Existing Credit Agreement with the New Credit Agreement and (iii) termination of the existing interest rate swap agreement.
c) To reflect payment of new debt issuance costs reduced by write-off of existing debt issuance costs.
d) To reflect assignment of mandatorily redeemable preferred partnership interests of $19.6 million.
e)  To reflect (in millions):


        Sale of New Notes                        $ 135.0
        Repurchase of Existing Notes and Debt
         Warrants, Swap termination costs and
          accrued interest                        (117.9)
        Payment of debt issuance costs            ( 12.6)
        Capital contribution                        11.1
                                                 -------
                                                 $  15.6
                                                 =======


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


The Board of Control and Partners
Petro Stopping Centers, L.P.



We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. as of December 29, 1995 and December 31, 1996 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petro Stopping Centers, L.P. as of December 29, 1995 and December 31, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


El Paso, Texas
March 28, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



The Board of Control and Partners
Petro Stopping Centers, L.P.


Our report on the consolidated financial statements of Petro Stopping Centers, L.P. is included on page 39 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 54 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


El Paso, Texas
March 28, 1997

                         PETRO STOPPING CENTERS, L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at      Additions      Amount
                                     beginning   charged to costs   charged   Balance at
                                     of period     and expenses       off    end of period
                                     ----------  ----------------   -------  -------------
                                                           (in thousands)
                                                           --------------

Year ended December 30, 1994
  Allowance for doubtful accounts      $1,020         $(351)         $216         $453
                                       ======         =====          ====         ====

Year ended December 29, 1995
  Allowance for doubtful accounts      $  453         $ 297          $142         $608
                                       ======         =====          ====         ====

Year ended December 31, 1996
  Allowance for doubtful accounts      $  608         $ 215          $502         $321
                                       ======         =====          ====         ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to the persons who are members of the Company's Board of Directors, Executive Committee, Operating Committee and senior management team.


      NAME                   AGE         POSITION
      ----                   ---         --------
James A. Cardwell, Sr.        65  Chairman, Chief Executive Officer, President,
                                  Member of the Executive Committee, Operating
                                  Committee and Director
Larry Zine                    42  Executive Vice President, Chief Financial
                                  Officer and Member of Operating Committee
Evan Brudahl                  41  Senior Vice President of Strategic Planning
                                  and Development, of Operating Committee and
                                  Director Member
James A. Cardwell, Jr.        37  Senior Vice President of Operations, Member of
                                  Operating and Director Committee
Travis R. Roberts             61  Vice President of Real Estate Services and
                                  Member of Operating Committee
David Latimer                 38  Vice President of Petro:Lube
David A. Haug                 36  Vice President of Finance and Treasurer
Todd R. Berman                39  Member of the Executive Committee and Director
Mark A. Skolnik               43  Member of the Executive Committee and Director
Michael S. Shein              33  Member of Operating Committee and Director


     James A. (Jack) Cardwell, Sr. -- Jack Cardwell founded the Company in 1975 and has been serving as the Chief Executive Officer since May 1992 and has been a member of the Board of Control since its formation in 1992. He is the Chairman and President with responsibility for the Company's overall performance, while defining Petro's image in the marketplace and identifying growth opportunities and overseeing employee and customer retention. He served as the Chairman of the National Association of Truck Stop Operators ("NATSO") in 1983 and 1984 and has worked on various committees of NATSO since that time. He currently serves as a trustee for Security Capital Pacific Trust (a New York Stock Exchange Company) and is on the Board of Directors for The El Paso Electric Company. Jack Cardwell is the father of Jim Cardwell.

     Larry Zine -- Larry Zine was hired in December 1996 as Executive Vice President and Chief Financial Officer and is responsible for all financial, accounting, management information and insurance and benefit services for the Company. Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995 and subsequent sale in June 1996. Mr. Zine had worked for The Circle K Corporation for 15 years in various capacities including the last eight years as Chief Financial Officer. Mr. Zine was educated at the University of North Dakota and holds an M.S. degree in Accounting and a B.S.B.A. in marketing.

     Evan Brudahl -- Evan Brudahl, a Mobil Oil employee, is the Senior Vice President of Strategic Planning and Development and a director. Mr. Brudahl is responsible for strategic planning and development functions of the Company. This includes overseeing field support services, advertising, human resources, corporate planning and franchise operations. Mr. Brudahl was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil and has worked for Mobil Oil for 19 years. He has held the positions of District Manager, Manager of U.S. company-operated Gasoline Stations Operations, Franchise Manager, and various other positions in U.S. Marketing and Accounting areas. He received a B.B.A. in Marketing from the University of Wisconsin at Whitewater.

     James A. (Jim) Cardwell, Jr. -- Jim Cardwell is Senior Vice President of Operations and Marketing with responsibility for the Company's operations and fuel purchasing. Mr. Cardwell has been involved with the Company full time for 14 years and has held various positions including profit center management and was Vice President of Operations from 1986 to 1992. Prior to his current position, he served as Vice President of National Sales and Promotions from June
1993 to January 1997.   Mr. Cardwell studied Management and Finance at the
University of North Texas. Currently he serves on the board of NATSO, and is Chairman of the Board of the NATSO Foundation. He is also a member of the Young Presidents Organization. Jim Cardwell is the son of Jack Cardwell.

     Travis Roberts -- Travis Roberts is Vice President of Real Estate Services. Mr. Roberts manages support services related to maintenance at existing sites, capital projects at existing sites, new site acquisition and construction, franchisee support, and new site selection. Mr. Roberts served as Vice President of Maintenance and Development. Mr. Roberts joined the Company at its inception in 1975. He was Vice President of Development from 1985 to 1992.

     David Latimer -- David Latimer has been serving as Vice President of Petro:Lube since April 1995, prior to which he served as Vice President of Operations from 1993 to 1995. Mr. Latimer joined the Company in 1983 and was instrumental in the introduction and development of the Petro:Lube Express Truck Service Center business. Mr. Latimer served for 4 years on the Bridgestone/Firestone Dealer Board and is a current member of the Kelly Springfield Advisory Council. Mr. Latimer also serves as the Company representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

     David A. Haug -- David A. Haug is Vice President of Finance of the Company. Prior to his current position he served as the Controller for the Company, a position he held since April 1990. Prior to joining the Company he was an audit manager with Lauterbach, Borschow and Company, Certified Public Accountants from 1982 to 1990. He received a B.A. in accounting from New Mexico State University and is a Certified Public Accountant in the state of Texas.

     Todd R. Berman -- Todd Berman is a director. Mr. Berman is the founder and President of Chartwell Investments. Mr. Berman has served as Chairman of the Board of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since 1994; as Chairman of SunPark, Inc., a major owner and operator of off-site airport parking lots, since November 1995; and as Chairman of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), since 1994. Mr. Berman has been with Chartwell or its predecessor since 1992. Mr. Berman received an A.B. from Brown University and an M.B.A. from Columbia University Graduate School of Business.

     Mark A. Skolnik -- Mark Skolnik is a director. Mr. Skolnik has served as Manager of Mobil Oil's Domestic Heating Oil and Diesel Fuel business since 1994. Prior to this role, Mr. Skolnik spent six years working for Mobil Oil in its European operations, starting and developing product trading operations in Germany, managing Mobil Oil's supply and product operations in the United Kingdom, and finally managing Mobil Oil's European product and supply operations. Mr. Skolnik obtained his B.S. from Union College in Electrical Engineering in 1976 and his M.B.A. from The Wharton School at The University of Pennsylvania in 1981.

     Michael S. Shein -- Mr. Shein is a director. Mr. Shein, a managing director and co-founder of Chartwell Investments, has been with Chartwell Investments or its predecessor since 1992. Mr. Shein has been a director of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since December 1994; a director of SunPark, Inc., a major owner and operator of off-site airport parking lots, since November 1995; and a director of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva Peninsula (Delaware, Maryland, Virginia), since December 1994. He received a B.S. summa cum laude, from The Wharton School at the University of Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents information concerning compensation paid for services to the Company during 1994, 1995 and 1996 to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 1996, collectively, the "Named Executive Officers".

                          SUMMARY COMPENSATION TABLE

                                                   Annual                      Long-Term
                                                Compensation                  Compensation
                                                ------------                ----------------

                                                                                 Awards

         Name and                                             Other Annual      Options          All Other
    Principal Position        Year     Salary      Bonus      Compensation  (% Interest)(1)    Compensation
---------------------------  -------  --------  ------------  ------------  ----------------  ---------------
James A. Cardwell-           1996     $363,686      $    -0-                                      $186,152(2)
  Chief Executive            1995      363,685                                                     259,850
  Officer                    1994      385,563       193,895                                       439,466

Joseph R. Schillaci-         1996(7)   274,189             -                                        10,586(3)
  President & Chief          1995      272,602        30,000                        2.90%           11,325
  Operating Officer          1994      247,771       134,235                                        11,658

Walter A. Fitzgerald, Jr.    1996(7)   145,514             -                                           960
  Vice President-            1995      128,133        20,000                         .70            24,176(4)
  Operations                 1994(5)    36,923        15,000

James A. Cardwell, Jr.-      1996      107,882             -                                         1,179(6)
  Vice President -           1995      101,642        10,000                                         1,500
  National Sales and         1994      100,059        40,712                                         1,615
  Promotions

David Latimer-               1996      123,296             -                                         2,767(6)
  Vice President-            1995      117,491        20,000                         .40             3,498
  Lube Operations            1994      112,067        57,410                                         2,641

__________________
(1) Options held by the Named Executive Officers in the Company, expressed as a percent of the partnership equity. All of such options were terminated upon consummation of the Transactions at no cost to the Company.
(2) Represents employer contributions to the Company's 401(k) Plan of $3,497, $3,295 and $4,362 in 1996, 1995 and 1994, respectively, and life insurance premiums paid by the Company for the benefit of Mr. Cardwell in the amounts of $182,655, $256,555 and $434,804 in 1996, 1995 and 1994, respectively.
(3) Represents insurance premiums of $7,653, $7,653 and $7,388 paid by the Company for the benefit of Mr. Schillaci in 1996, 1995 and 1994, respectively, and $2,933, $3,672 and $4,270 of employer contributions to the Company's 401(k) Plan for 1996, 1995 and 1994, respectively.
(4) Represents $23,663 of payments in connection with relocation expenses incurred by Mr. Fitzgerald and $960 and $513 of employer contributions to the Company's 401(k) Plan in 1996 and 1995 respectively.
(5)  Employment with the Company commenced in 1994.
(6)  Represents employer contributions to the Company's 401(k) Plan.
(7)  Mr. Schillaci's and Mr. Fitzgerald's employment was terminated in 1997.

INCENTIVE EQUITY PLANS

     The Company will establish an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully diluted equity of the Company.

COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

     Members of the Board of Directors do not receive a salary or an annual retainer from the Company for their services.

COMPENSATION COMMITTEE

     The Company does not maintain a formal Compensation Committee. The Vice President of Administration of the Company administers the compensation program in conjunction with the Chief Executive Officer, the President and the Board of Directors

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with Jack Cardwell and Jim Cardwell on the Closing Date and, effective December 16, 1996, entered into an employment agreement with Mr. Zine. The employment agreements commenced on the date of execution and expire on December 31, 1999. Under the employment agreements, the annual base salaries of Jack Cardwell, Jim Cardwell and Mr. Zine (the "Executives") are $362,700, $135,000 and $290,000, respectively, and are subject to review and may be increased by the Company's Board of Directors (or compensation committee, if one is elected). Jack Cardwell and Jim Cardwell are also entitled to participate in any bonus plan approved by the Board of Directors of the Company. Mr. Zine is eligible to receive an annual cash bonus, based on parameters to be established by Jack Cardwell and Mr. Zine and approved by the Board of Directors; provided, that Mr. Zine's bonus will not be less than 40% of his base salary for the calendar year ended December 31, 1997.

     The Executives are also entitled to any other benefits generally available to the senior management of the Company. In addition, as described under the "Incentive Equity Plan," the Company intends to establish an incentive equity plan for senior management of the Company. Pursuant to their employment agreements, Jim Cardwell and Mr. Zine are entitled to participate in the equity incentive plan. On the Closing Date, Mr. Zine received, under the incentive equity plan, options to purchase (at an exercise price per share of approximately $400,000 per 1%) 2.75% of the Company's common partnership interests, on a fully diluted basis, or a stock appreciation instrument equivalent.

     If the Company terminates any of the employment agreements without cause or because the officer has been incapacitated for three consecutive months, or the Executive terminates his employment agreement for "good reason" (as defined in each Employment Agreement), then the terminated officer will be entitled to continue to receive his salary, plus certain benefits, for twelve months from the date of the notice of termination. The employment agreements contain certain customary nonsolicitation provisions upon termination of such agreements.

     The Company and Joseph R. Schillaci, the Company's former President and Chief Operating Officer, entered into and employment agreement dated as of January 1, 1993 (the "Employment Agreement"). The Company terminated the Employment Agreement at the Closing of the Transactions. Pursuant to the terms of the Employment Agreement, at the Closing, the Company: (i) paid Mr. Schillaci a lump sum of $300,000; and (ii) paid Mr. Schillaci for reasonable expenses in connection with his relocation; and out-placement assistance.

SECONDMENT LETTER AGREEMENT

     The Company entered into an agreement with Mobil Oil providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced upon the Closing Date and is contemplated to continue until July 1, 2000, subject to certain termination rights, including the right of Mobil Oil or the employee to terminate the agreement in their discretion. Under the agreement, the Company has the right, if the employee is performing at an unacceptable level, to terminate the secondment period on 120 days' notice. During the secondment period, the loaned employee will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company will be responsible for all compensation, benefit and other expenses relating to the secondment of the employee to the Company.

MANAGEMENT RETENTION PLAN

     The Company entered into agreements with certain members of management (including Walter Fitzgerald and David Latimer.) to secure promises from such key executives to remain in the employ of the Company in the event of the occurrence of a transaction after which the former partners held less than 50% of the total ownership interest in the Company (a "Change in Ownership"). Under the agreements, if an executive, if an executive (i) promises to remain in the employ of the Company for 60 days after a Change in Ownership and is not offered continuing employment with the Company after such 60-day period or (ii) is terminated within six months of a Change of Ownership, such executive will be eligible to receive a predetermined amount up to $150,000 in six equal monthly installments and in some cases, up to $25,000 in relocation expenses.

EMPLOYEE BENEFITS PLANS

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees.
Company contributions equal 50% of the participants' contributions up to 2% of the participants' annual salary and aggregated $115,484, $132,593 and $138,000 for the years ended December 30, 1994, December 29, 1995 and December 31, 1996, respectively.

     On December 19, 1996, the Company filed with the Internal Revenue Service ("IRS"), pursuant to IRS Rev. Proc. 94-62, a request for a compliance statement with respect to the Petro Stopping Centers, L.P. 401(k) Plan (the "Plan"). The compliance statement request relates to the Plan's failure (i) to allocate participant forfeitures pursuant to the terms of the Plan and (ii) to correctly apply the actual deferral percentage test and the actual contribution percentage test (items (i) and (ii) hereafter collectively referred to as the "Operational Defects"). The Operational Defects relate to Plan years 1990 through 1995. The Company does not believe that the existence or resolution of the Operational Defects are material to its business.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's common partnership interests by each general partner, each limited partner who owns more than 5% of the Company's common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests and all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, each partner listed below has informed the Company that such partner will have (i) sole voting and investment power with respect to such partner's partnership interests, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such partner's partnership interests.


                                   TYPE OF      CLASS OF      CAPITAL        PERCENTAGE
            NAMES                 INTEREST      INTEREST   CONTRIBUTION       OF CLASS
-----------------------------  ---------------  --------  ---------------  --------------
James A. Cardwell, Sr.         General Partner   Common    $   485,560(1)      1.1896%(2)
  6080 Surety Drive            Limited Partner   Common     14,143,493(1)     34.6515(3)
  El Paso, Texas 79905

Chartwell L.P.(4)              General Partner   Common        400,000         0.9800
  c/o Maples & Calder          Limited Partner   Common     20,330,000        49.8085
  Ugland House
  P.O. Box 309
  George Town, Grand Cayman
  Cayman Islands (B.W.I.)

James A. Cardwell, Jr.         Limited Partner   Common      1,640,947(1)      4.0203(5)
  6080 Surety Drive
  El Paso, Texas 79905

Mobil Long Haul Inc.           Limited Partner   Common      3,000,000         7.3500
  3225 Gallows Road
  Fairfax, Virginia 22037
                                                                              98.0000%

All directors and officers
as a group (10 persons)                                                       39.8614%

______________

(1) Represents the implied carryover value of the Cardwell Group in the Company after the consummation of the Recapitalization. The Cardwell Group did not receive or invest any cash in the Recapitalization. For purposes of the Recapitalization, its partnership interests were given an implied value of approximately $23.9 million, of which $7.6 million was the face value of preferred partnership interests and approximately $16.3 million was the implied value of common partnership interests. The value of the Cardwell Group's partnership interests has been implied based on the partnership interest purchase price paid and capital contributions to the Company made by Chartwell and Mobil Long Haul in the Recapitalization.
(2) Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Card Partners, L.P., a Texas limited partnership of which Jack Cardwell and Mrs. Jack Cardwell are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. Jack Cardwell is the sole shareholder of Texas Mec, Inc. Accordingly, Jack Cardwell may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

(3) Includes partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Card Partners, L.P., a Texas limited partnership of which Jack Cardwell and Mrs. Jack Cardwell are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. Jack Cardwell is the sole shareholder of Texas Mec, Inc. Accordingly, Jack Cardwell may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(4) Represents partnership interests owned of record by Petro Holdings GP Corp. and Petro Holdings LP Corp. Petro Holdings GP Corp., a Delaware corporation, is a wholly owned subsidiary of Petro Holdings LP Corp., which is a wholly-owned subsidiary of Petro Holdings L.L.C., a Delaware limited liability company. Chartwell L.P., a Cayman Islands limited partnership, is the majority shareholder of Petro Holdings L.L.C. Todd R. Berman, who is a Director and a member of the Executive Committee of the Company, is a limited partner of Chartwell L.P. Michael S. Shein, who is a Director and a member of the Operating Committee of the Company, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the Managers of Petro Holdings L.L.C. Concurrent with the Closing, an affiliate of CIBC Wood Gundy Securities Corp., an Initial Purchaser in the Offering, and The First National Bank of Boston, the Agent and a Lender under the New Credit Agreement, became minority shareholders of Petro Holdings L.L.C.
(5) Includes partnership interests owned of record by JAJCO II, Inc. Jim Cardwell is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX REIMBURSEMENTS

     The Restated Partnership Agreement requires the Company to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state and local income taxes with respect to allocations of taxable income to such partner by the Company. Historically, aggregate tax distributions to the Company's partners were based on the Company's taxable income. For the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996, tax distributions made to the Company's partners were $526,562, $326,236 and $0, respectively. Because tax distributions will in the future be based on separate allocations of taxable income of the Company's partners rather than the taxable income of the Company, the aggregate tax distribution likely will increase by up to approximately $1.2 million per year. Under certain circumstances, the Company's partners receiving tax distributions with respect to allocations of taxable income under the Restated Partnership Agreement will be obligated to repay the portion of such tax distribution that exceeds the amount of a tax distribution that would have been made had tax distributions been based on the Company's taxable income.

PRINCIPAL EXECUTIVE OFFICES

     The office building in which the Company's principal executive offices are located is owned by Jack Cardwell, the Chief Executive Officer and a Director of the Company. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996, the Company made annual rental payments of $336,000.

EFFINGHAM, ILLINOIS STOPPING CENTER

     The Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), which is owned by Travis Roberts, who is a current officer of the Company, and five former employees of the Company. Mr. Roberts owns 22% of the stock of Truck Stop. The Company leases the Effingham Center under a lease expiring in May 2006, which provides for adjustable rental payments tied to interest rates (the "Basic Rent"), plus taxes and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal. The Company also has a right of first refusal to purchase the Stopping Center at a purchase price agreed upon between Truck Stop and a third party. For the fiscal years ended

December 30, 1994, December 29, 1995 and December 31, 1996, the Company made rental payments to Truck Stop of $1,086,000, $1,086,000 and $1,080,000,
respectively.

BORDENTOWN STOPPING CENTER

     The Stopping Center located in Bordentown, New Jersey is owned by an entity (the "Bordentown Venture") in which Jack Cardwell held a 50% interest in 1994. In May 1995, Jack Cardwell sold his interest in the Bordentown Venture to his partner. The Bordentown location became a franchisee effective December 1995.

HIGHWAY SERVICE VENTURES, INC.

     Highway Service Ventures, Inc. ("HSV"), a corporation in which Jack Cardwell owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with the Company. The initial term of each of these franchise agreements is ten years and they are automatically renewed for two five-year terms unless terminated by the franchisee. The initial term of the Elkton, Maryland franchise agreement expired in September 1995, but such term has been extended through June 1997. The initial terms of the remaining three franchise agreements will expire in March 1998, February 2001 and January 2005, respectively. None of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company's other franchise agreements.

PETRO:TREAD

     In May 1992, the Company leased a facility in El Paso, Texas from a trust, in which Jack Cardwell is a 50% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The lease, which expired in October 1995, provided for two consecutive renewal options for terms of five years each. The Company exercised its first renewal option in October 1995 to renew the lease for five years commencing November 1, 1995. The Company made lease payments of $66,000, $67,000 and $72,000, respectively, for the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996. In addition, the Company sells retread tires to El Paso Tire Center, Inc., a corporation in which Jack Cardwell owns 100%. Such sales amounted to $531,000, $288,000 and $153,000 in 1994, 1995 and
1996, respectively.

PRODUCT SERVICES AGREEMENT AND FUEL SALES AGREEMENT

     The Company currently purchases Chevron branded gasoline and motor oils at cost for five of its Auto Fuel Islands pursuant to a sales agreement with C&R Distributing, Inc. ("C&R"), a corporation in which Jack Cardwell is the sole shareholder. In addition, in May 1992, C&R and the Company entered into a product services agreement terminating in 1999, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas metropolitan area, if requested by the Company. The agreement provides that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. During fiscal years 1994, 1995 and 1996, the Company made payments to C&R under these two agreements aggregating $5,547,000, $7,857,000 and $10,771,000, respectively. Furthermore, the Company and C&R agreed to notify the other if either party had petroleum products for sale with no obligation on either party to purchase any portion of such products. During fiscal years 1994, 1995 and 1996, the Company made sales to C&R under this agreement aggregating $4,301,000, $4,022,000 and $3,950,000, respectively. The term of the agreements with C&R have been extended through December 31, 2004. Notwithstanding the extension, the Company has the option of not purchasing products or services from C&R if the Company can purchase such products or services more economically from third parties.

TRUCK LEASING AGREEMENTS

     In May 1992, the Company leased seven trucks under agreements from C&R for use in the Company's business. These agreements expired in December 1993 and provided aggregate monthly rental payments of $11,930. In January 1994, the Company replaced these agreements with two new agreements which expired in January 1995. The new agreements provide for two consecutive one-year renewal options but leave the monthly rental payments unchanged. The Company exercised the first renewal option in January 1995. In this connection, the Company made payments of $72,000 for the year ended December 29, 1995. In June 1995 the Company terminated the lease agreement and purchased trucks from C&R to use at the locations for an aggregate purchase price of $212,000.

OPTION AND RIGHT OF FIRST REFUSAL AGREEMENT

     In connection with the formation of the Company in May 1992 under an Option and Right of First Refusal Agreement, Jack Cardwell and Jim Cardwell, officers and members of the Board of Control of the Company, granted to the Company and Roadside options, which expire in December 2006, to purchase certain properties owned by the Cardwells that are located near or adjacent to the Company's Stopping Centers located in Shreveport, Louisiana (7 acres subject to option), Weatherford, Texas (34 acres), Beaumont, Texas (17 acres) and Oklahoma City, Oklahoma (30 acres) (the "Option Properties"), and a right of first refusal on each of the Option Properties. At the Closing of the Transactions, Roadside assigned all of its rights under the Option and Right of First Refusal Agreement to Mobil Long Haul, Holdings GP and Holdings LP. The price at which an Option Property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

ALCOHOL SALES AND SERVICING AGREEMENTS

     In order to continue engaging in retail sales of beer, wine or wine coolers at a limited number of its facilities after the formation of the Company in May 1992, the Company entered into agreements with CYMA Development Corporation ("CYMA"), C and PPR, Inc. ("C&PPR"), Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc., which collectively hold permits or licenses to sell alcoholic beverages in the states of Louisiana, Texas and Oregon. Jack Cardwell, Jim Cardwell and Mrs. Jack Cardwell own 60%, 30% and 10%, respectively, of the stock of C&PPR. Jack Cardwell is the sole shareholder of CYMA and Jim Cardwell is the sole shareholder of Petro Truckstops and Petro Beverage, Inc. The agreements continue in effect until terminated by either party. Under the agreements with CYMA and C&PPR, the Company agreed to operate the alcohol sales business at these locations in exchange for 10% of the gross receipts generated from alcoholic beverage sales, plus reimbursement of all operating expenses. Under a similar agreement with Petro Truckstops, dated April 8, 1994, and Petro Beverage, Inc., dated February 10, 1995, each of which has a one year initial term and continues in effect until terminated by either party, the Company receives 15% of gross receipts generated from alcoholic beverage sales. In each of the agreements the net payments to the Company are approximately equal to the gross profit received by the above entities.

MOTOR MEDIA ARRANGEMENTS

     In connection with the formation of the Company in May 1992, Motor Media, Inc., a company owned 100% by Jim Cardwell ("Motor Media"), entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the agreement, the Company and Motor Media are entitled to 25% and 75%, respectively, of the gross revenues generated. Motor Media received $192,000, $170,000 and $214,000, respectively before its selling, maintenance and administrative expenses for the fiscal years ended December 30, 1994, December 29, 1995, and December 31, 1996, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Company and Motor Media have extended the term of the Motor Media Agreement through April 2002.

AMUSEMENT AND VIDEO POKER GAMES AGREEMENTS

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which Jack Cardwell and Jim Cardwell own 99% and 1%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 or until earlier terminated by either party, the Company paid 60% of the revenues generated by the games to EPAC and retained the remaining 40%. Beginning November 1994, the arrangement was modified to 50% to EPAC and 50% to the Company. Upon the termination of the Coinage Arrangements discussed below, the Company amended the Amusement Agreement to cause EPAC to contract directly with the Company to furnish and service video and other games at an additional 12 Stopping Centers that were covered by the Coinage Arrangements. Subsequent thereto, EPAC began furnishing and servicing games at an additional five Stopping Centers under the terms of the Amusement Agreement. EPAC received $1,680,000, $1,880,000 and $2,021,000 in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the fiscal years ended December 30, 1994, December 29, 1995 and December 31, 1996. Since June 1993, the two Company-operated Stopping Centers located in Louisiana have featured video poker games operated by a third party. Under the terms of agreements relating to the operation of, and distribution of revenues derived from, the video poker operations, the Company is entitled to a specified portion of the revenues of each machine. Under these arrangements, the operator turns over a share of the revenues to Petro Truckstops, a corporation in which Jim Cardwell is the sole shareholder, which in turn forwards 95% of these revenues to the Company. The Amusement Agreement has been amended to extend its term through May 2002.

FREMONT PARTNERS' ANNUAL FEE

     Pursuant to the Company's former partnership agreement, the Fremont Partners provided various services to the Company, including tax and legal services, and paid the directors' fees for the outside members of the Company's Board of Control. In consideration for these services, the partnership agreement provided that the Fremont Partners were entitled to an annual management fee of $250,000 per year. Upon Closing of the Transactions, the partnership agreement was restated. Such services are no longer rendered by the Fremont Partners and no further fees will be paid to the Fremont Partners.

INDEMNITY AGREEMENTS

     In order to comply with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, Jack Cardwell, Jim Cardwell, Texas JIMCO, Inc., JAJCO, Inc., JAJCO II, Inc. and Arcadian Management Corporation each entered into an indemnity agreement under which each has agreed to indemnify the Company, the general partners and certain limited partners in the event that the indemnified party is required to pay certain of the Company's indebtedness after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. In May 1994, Jack Cardwell, Jim Cardwell, Texas JIMCO, Inc., JAJCO, Inc., JAJCO II, Inc., and Arcadian Management Corporation amended their original indemnity agreements in connection with the May 1994 financing. No payments have been made under these agreements.

COINAGE ARRANGEMENTS

     In connection with the formation of the Company in May 1992, Jack Cardwell retained rights to receive revenues generated from the Coinage Arrangements at 14 Stopping Centers, including the right to 100% of the revenues generated from leases to third parties of certain retail space (such as barber shops, shoeshine and repair stands and jewelry stores), coin-operated devices such as pinball, video and other games and the provision of pay telephone services through arrangements with AT&T and other carriers. In connection with the 1994 Refinancing, the Company paid approximately $9,440,000 to Jack Cardwell for the rights to receive revenues under the Coinage Agreements beginning May 1, 1994. The amount of this payment was based on the formula contained in the original contract.

     In connection with the Coinage Arrangements, Jack Cardwell had entered into a joint venture agreement (the "Venture") with EPAC under which EPAC furnished video and other games at 12 of the 14 Company-operated Stopping Centers that were covered by the Coinage Arrangements and serviced these games. EPAC received 60% of the revenues from these games, while Jack Cardwell received 40% of the revenues from the games. The Venture was terminated in connection with the 1994 Refinancing.

MOTOR FUELS FRANCHISE AGREEMENT

     The Company and Mobil Oil have entered into a 10-year Motor Fuels Franchise Agreement whereby the Company has agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil Oil's trademarks at the Company-operated truckstops. The agreement requires the Company to purchase from Mobil Oil certain minimum monthly and annual quantities of diesel fuel and gasoline available at Mobil Oil's specified delivery terminals subject to product availability and reductions by Mobil Oil under certain described circumstances and subject to existing gasoline supply contractual obligations. The agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by Mobil Oil. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil in a particular market area, the Company may request that Mobil Oil meet such lower price or a portion of the diesel fuel requirements would be supplied from such Mobil Oil approved third-party supplier, in which case Mobil Oil would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil Oil specified delivery terminals fixed by the agreement. The Company is also limited to certain monthly maximum purchase quantities from each Mobil Oil specified delivery terminal. Prices to be charged for Mobil Oil fuel to be sold to the Company during the term are based on certain referenced prices plus or minus discounts or premiums. Subject to certain adjustments based upon fuel availability at specified Mobil Oil supply terminals, beginning with the calendar year January 1, 1997, and each succeeding calendar year thereafter, to the extent the Company purchases from Mobil Oil quantities of diesel fuel below the minimum amount required by the agreement, the Company is required to pay Mobil Oil a fee based on the shortfall.

MASTER SUPPLY CONTRACT FOR RESALE OF OILS AND GREASES

     Mobil Oil and the Company have also entered into a 10-year supply agreement whereby the Company will purchase and feature certain Mobil Delvac branded oils and lubricants at the truckstop locations operated by the Company.

MARKETING SERVICES AGREEMENT

     At the Closing of the Transactions, Mobil Oil and the Company entered into a ten-year Marketing Services Agreement whereby Mobil Oil provides advice and assistance to the Company on matters concerning the distribution and marketing of fuels and petroleum products, including certain personnel support. In connection therewith, the Company will pay to Mobil Oil an annual marketing services fee of $300,000, payable in two semi-annual installments, and additionally will pay or directly reimburse Mobil Oil for all costs of certain personnel support, including salary compensation, benefits, travel and other out-of-pocket expenses incurred by certain Mobil Oil employees in connection with the Company's business.

JOINT PROJECT DEVELOPMENT AGREEMENT

     Mobil Oil and the Company have entered into a letter of intent that contemplates definitive agreements with respect to certain projects related to the Company or negotiations in good faith with respect to items which do not by their terms contemplate the execution of a definitive agreement, including: the joint development of a truck stop payment card; an on-and-off site fleet billing system for the Company's customers; and establishment of a joint products supply company.

SECONDMENT LETTER AGREEMENT

     The Company have entered into an agreement with Mobil Oil providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced upon the Closing of the Transactions and is contemplated to continue until July 1, 2000 subject to certain termination rights, including the right of Mobil Oil or the employee to terminate the agreement in their discretion. Under the agreement, the Company has the right, if the employee is performing at an unacceptable level, to terminate the secondment period on 120 days' notice. During the secondment period, the loaned employee will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company is responsible for all compensation, benefit and other expenses relating to the secondment of the employee to the Company.

CHARTWELL FINANCIAL ADVISORY AGREEMENT

     The Company entered into an agreement with Chartwell Investments, providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments for acting as financial advisor with respect to the Transactions, including soliciting, structuring and arranging the financing of the Transactions. The fees, totaling $2.9 million, equal to 1% of the total capitalization of the Company plus 1/2 of 1% of the Expansion Facility and the reimbursement of certain expenses, were paid at the Closing. Mr. Berman and Mr. Shein are directors of the Company and are officers and directors of Chartwell Investments.

CHARTWELL MANAGEMENT CONSULTING AGREEMENT

     The Company has entered into a management consulting agreement with Chartwell Investments pursuant to which Chartwell Investments will provide the Company with certain management, advisory and consulting services for a fee of $600,000 for each fiscal year of the Company during the term of the agreement, with up to an additional $100,000 payable for each fiscal year, provided that EBITDA is at least $45 million, plus reimbursement of certain expenses. The term of the management consulting agreement is ten years commencing on the Closing Date and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments. Mr. Berman and Mr. Shein are directors of the Company and are officers and directors of Chartwell Investments.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:
       1.   Financial statements
The following consolidated financial statements of the Company are included in
Part II, Item 8 of this report:

                                                                       Page
                                                                       ----
            Consolidated Balance Sheets                                  22
            Consolidated Statements of Operations                        23
            Consolidated Statements of Changes in Partners' Capital      24
            Consolidated Statements of Cash Flows                        25
            Accounting Policies and Notes to Consolidated Financial
              Statements                                                 26
            Report of Independent Accountants                            39

       2. Financial statement schedule and supplementary information required to be submitted.
            Report of Independent Accountants                            40
            Schedule II-Valuation and Qualifying Accounts                41

       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

       3.  Exhibits

       Incorporated herein by reference is a list of Exhibits contained in the
       Exhibit Index on pages 56 through 60 of this Annual Report.

       (b) REPORTS ON FORM 8-K:

       A Current Report on Form 8-K was filed by the Company on October 23, 1996, with respect to the proposed purchase of certain partnership interests of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Petro Stopping Centers, L.P. has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                PETRO STOPPING CENTERS, L.P.
                                         Registrant


                                        By  /s/  James A. Cardwell, Sr.
                                        -------------------------------
                                         James A. Cardwell, Sr.
                                 Chairman of the Board of Directors and
                                         Chief Executive Officer

April 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities on the date indicated:


       Signature                         Title                                             Date
       ---------                         -----                                             ----

/s/  James A. Cardwell, Sr.     Chairman of the Board of Directors , President and     April 10, 1997
---------------------------     Chief Executive Officer (Principal Executive Officer)
   (James A. Cardwell, Sr.)

/s/  Larry  J. Zine             Executive Vice President, and                          April 10, 1997
---------------------------     Chief Financial Officer (Principal Financial Officer)
   (Larry J. Zine)

/s/  James A. Cardwell, Jr.     Member of the Board of Directors and                   April 10, 1997
---------------------------     Sr. Vice President of Operations
   (James A. Cardwell, Jr.)

/s/  David A. Haug              Vice President of Finance                              April 10, 1997
---------------------------     and Chief Accounting Officer
   (David A. Haug)

/s/  Evan Brudahl               Member of  the Board of Directors and                  April 10, 1997
---------------------------     Sr. Vice President of Planning and Administration
   (Evan Brudahl)

/s/  Todd R. Berman             Member of  the Board of Directors                      April 10, 1997
---------------------------
   (Todd R. Berman)

/s/  Mark A. Skolnik            Member of  the Board of Directors                      April 10, 1997
---------------------------
   (Mark A. Skolnik)

/s/  Michael S. Shein           Member of  the Board of Directors                      April 10, 1997
---------------------------
   (Michael S. Shein)


                         PETRO STOPPING CENTERS, L.P.
                                 EXHIBIT INDEX

     3.1* Amended and Restated Certificate of Limited Partnership of the Company dated as of January 30, 1997.

     3.2* Third Amended and Restated Limited Partnership Agreement of the Company, dated as of January 30, 1997, by and among the Petro, Inc., James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro Holdings GP Corp, Petro Holdings LP Corp., Mobil Long Haul Inc. and Kirschner Investments.

     3.3+   Certificate of Incorporation of Petro Financial Corporation.

     3.4+   Bylaws of Petro Financial Corporation.

     4.1++ Indenture, dated as of May 24, 1994, among the Company, Petro Financial Corporation and First Trust National Association, as trustee, for the Company's $100,000,000 principal amount 12 1/2% Senior Notes due 2002.

     4.2++  Form of 12 1/2% Senior Note due 2002.

     4.3++ Guarantee Agreement, dated as of May 24, 1994, between the Company and First Trust National Association.

     4.4++ Warrant Agreement, dated as of May 24, 1994, among the Company, Petro Financial Corporation and First Trust National Association.

     4.5++  Specimen of Exchangeable Debt Warrant

     4.6* Indenture dated as of January 30, 1997 among the Company, Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to the Company's $135,000,000 principal amount 10 1/2% Senior Notes due 2007.

     4.7*   Form of 10 1/2% Senior Note due 2007.

     4.8* Note Registration Rights Agreement, dated as of January 30, 1997, by and among the Company, Petro Financial Corporation and CIBC Wood Gundy Securities Corp. and Morgan Stanley Incorporated.

     4.9* Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 30, 1997, among the Company, the Lenders party thereto, and The First National Bank of Boston, as Agent.

     4.10* First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Waiver, dated as of February 12, 1997, among the Company, the Lenders party thereto, and The First National Bank of Boston, as Agent.

     10.1+  Form of the Company's Franchise Agreement.

     10.2* Schedule of Existing Franchise Agreements (including franchises in which James A. Cardwell has an interest: Florence, SC; Elkton, MD; Ruther Glen, VA; and Carnesville, GA).

     10.3+ Surety Drive Lease Agreement, dated April 30, 1992, between James A. Cardwell and the Company.

     10.4+ Agreement relating to trademark license for Bordentown, New Jersey, dated April 30, 1992, between the Company and Petro, Inc.

     10.5+ Petro:Tread Lease Agreement, dated April 30, 1992, between James Arthur Lyle and the Company.

     10.6+ Lease Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

     10.7+ Servicing Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

     10.8+ Lease Agreement relating to Arlington, Texas liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

     10.9+ Servicing Agreement relating to Arlington, Texas liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

     10.10+ Lease Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

     10.11+ Servicing Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

     10.12## Sublease and Services Agreement relating to Shreveport, Louisiana liquor sales, dated April 8, 1994, between the Company and Petro Truckstops, Inc.

     10.13## Sublease and Services Agreement relating to Shorter, Alabama liquor sales, dated April 13, 1994, between the Company and Petro, Inc.

     10.14+ Lease relating to the Effingham, Illinois Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro, Inc.

     10.15+ Lease with Option to Purchase, dated September 9, 1983, among Vaughn O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond, Inc.

     10.16+ Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

     10.17## Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

     10.18+ Agreement and General Release, dated February 22, 1993, among the Company, Petro PSC Properties, L.P., Petro, Inc., Arcadian Management Corporation and William J. La Croix.

     10.19# Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Shorter, Alabama convenience store (facility no. 13929), between the Company and C&R Distributing, Inc.

     10.20# Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Bucksville, Alabama convenience store (facility no.13817), between the Company and C&R Distributing, Inc.

     10.21# Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Kingston springs, Tennessee convenience store (facility no. 13928), between the Company and C&R Distributing, Inc.

     10.22# Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Vinton, Texas convenience store (facility no. 7-5661), between the Company and C&R Distributing, Inc.

     10.23# Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the El Paso, Texas convenience store (facility no. 20-1602), between the Company and C&R Distributing, Inc.

     10.24* Distributor Sales Agreement (Branded) Renewal Offer dated November
            1, 1996, between Exxon Company, U.S.A. and the Company.

     10.25+ Split Dollar Life Insurance Agreement, dated May 7, 1993, among the
            Company and James A. Cardwell, Jr. and Ellis O. Mayfield, Co-Trustees of the Jack and Evonne Cardwell Trust Number Two dated March 16, 1987.

     10.26* Amended Split Dollar Life Insurance Agreement, dated as of May 1,
            1995, among the Company, James A. Cardwell, Jr., Trustee of the James A. and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

     10.27. Lease and Services Agreement, dated January 26, 1995, between the Company and Petro Truckstops, Inc.

     10.28. Lease and Services Agreement, dated February 10, 1995, between the Company and Petro Beverage, Inc.

     10.29* Omnibus Agreement by and among the James A. Cardwell, Sr., James A.
            Cardwell, Jr. JAJCO II, Petro Inc., Mobil Long Haul Inc., Petro Holdings GP Corp., Petro Holdings LP Corp., the Company and Kirschner Investments Company dated as of October 18, 1996 (the "Omnibus Agreement").

     10.30* Amendment No. 1 to the Omnibus Agreement, dated as of January 30,
            1997.

     10.31  Intentionally Deleted

     10.32* Employment Agreement, dated January 30, 1997, by and between James
            A. Cardwell, Sr. and the Company.**

     10.33* Employment Agreement, dated January 30, 1997, by and between James
            A. Cardwell, Jr. and the Company.**

     10.34* Employment Agreement, dated December 16, 1996, by and between Larry
            Zine and the Company.**

     10.35* PMPA Distributor Motor Fuels Franchise Agreement, dated January 30,
            1997, by and between Mobil Oil and the Company.

     10.36* Marketing Services Agreement, dated January 30, 1997, by and between
            Mobil Oil and the Company.

     10.37* Memorandum of Understanding - Joint Project Development, dated
            January 30, 1997, by and between Mobil Oil and the Company.

     10.38* Secondment Agreement, dated January 30, 1997, by and between Mobil Oil and the Company

     10.39* Master Supply Contract for Resale of Oils and Greases, dated January 30, 1997, by and between Mobil Oil and the Company.

     10.40* Financial Advisory Agreement, dated January 30, 1997, by and between Chartwell Investment and the Company.

     10.41* Management Consulting Agreement, dated January 30, 1997, by and between Chartwell Investment and the Company.

     10.42* Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation,and the Company.

     10.43* Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company, a Texas general partnership, and the Company.

     10.44* Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc., a Texas corporation, and the Company.

     10.45* Second Amended and Restated Indemnity and Hold Harmless Agreement, dated January 30, 1997, by James A. Cardwell, Sr. for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.46* Second Amended and Restated Indemnity and Hold Harmless Agreement, dated January 30, 1997, by James A. Cardwell, Jr. and for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.47* Second Amended and Restated Indemnity and Hold Harmless Agreement, dated January 30, 1997, by JAJCO II for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.48* Indemnity and Hold Harmless Agreement, dated January 30, 1997, by Petro, Inc. for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.49* Second Amended and Restated Indemnity and Hold Harmless Agreement, dated January 30, 1997, by Arcadian Management Corporation, a Colorado corporation, for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.50* Interest Purchase Agreement among Sequoia Ventures Inc., Roadside, Inc., Chartwell, Mobil Long Haul and the Company dated as of October 18, 1997.

     10.51+ Southwestern Bell Telephone Company Multi-State License Agreement for placement of Public Telephone Equipment, dated April 1, 1993, between the Company and Southwestern Bell Telephone Company.

     10.52+ Southwestern Bell Telephone Company Public Telephone License Agreement, dated May 16, 1990, between Southwestern Bell Telephone Company and Petro, Inc.

     10.53..  Form of Key Employee Incentive Compensation Plan.**

     10.54*   1996 Management Incentive Plan**

     12..   Statement of Computation of Financial Ratios.

     21.*   Subsidiaries of the Company.

     27.*   Financial Data Schedule

-------------------------
*    Filed herewith.
**   Management contracts and compensatory plans, contracts or arrangements.
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-76154).
# Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-76514).
## Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-76154).
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1994.
: Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
 .    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
 ..   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.