Form 10-Q
period 1997-03-31
PETRO STOPPING CENTERS L P
filed 1997-05-15
CIK 919942

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                        Commission file number 1-13018
                                               -------

                         PETRO STOPPING CENTERS, L.P.

          (Exact name of the registrant as specified in its charter)

             DELAWARE                                      74-2628339
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)


              6080 SURETY DR.                               79905
              EL PASO, TEXAS                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:   (915) 779-4711


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

                         PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                       Page No.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets
           as of December 31, 1996 and March 31, 1997                         3

           Unaudited Consolidated Statements of Operations
           for the Three Months Ended March 29, 1996 and March 31, 1997       4

           Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended March 29, 1996 and March 31, 1997       5

           Notes to Unaudited Consolidated Financial Statements             6-7

           Report of Independent Accountants                                  9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10-14



PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings                                         15

           Item 6. Exhibits and Reports on Form 8-K                          15

           SIGNATURES                                                        16

                        PART 1.  Financial Information

Item 1.    Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                          December 31,  March 31,
                                              1996         1997
                                          ------------  ----------
                   ASSETS
Current assets:
  Cash                                        $  3,182   $ 18,304
  Accounts receivable, net of allowance
   for uncollectible accounts   of $321
   in 1996 and $405 in 1997                     10,491     12,577
  Inventories                                   15,195     14,043
  Other current assets                           1,404      1,465
  Due from affiliates                            2,091      1,816
                                              --------   --------
     Total current assets                       32,273     48,205

  Property and equipment, net                  159,539    158,134
  Deferred debt issuance and
   organization costs, net of
   accumulated amortization of $6,728
   in 1996 and $3,668 in 1997                   11,305     17,569
  Other assets                                   5,983      5,676
                                              --------   --------

     Total assets                             $209,100   $229,584
                                              ========   ========


        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of long-term debt           $  6,928   $  2,750
  Trade accounts payable                        15,723     18,181
  Accrued expenses and other liabilities        21,160     23,878
  Due to affiliates                              2,325      2,233
                                              --------   --------
     Total current liabilities                  46,136     47,042

  Notes payable                                 21,639          -
  Long-term debt, excluding current
   portion                                     138,160    182,465
                                              --------   --------
     Total liabilities                         205,935    229,507
                                              --------   --------

  Mandatorily redeemable
   preferred partnership interests                   -     19,891
  Commitments and contingencies

  Partners' capital (deficit)                    3,165    (19,814)
                                              --------   --------

     Total liabilities and partners'
      capital                                 $209,100   $229,584
                                              ========   ========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                               Three Months Ended
                                          March 29,        March 31,
                                             1996            1997
                                         ----------        ---------
Net revenues (including motor
 fuel taxes)
  Fuel                                     $110,342             $123,739
  Non-Fuel                                   25,677               27,098
  Restaurant                                 11,906               11,728
                                           --------             --------
     Total net revenues                     147,925              162,565
                                           --------             --------

Costs and expenses:
  Cost of sales (including motor fuel
   taxes), exclusive of depreciation
   and amortization                         117,546              131,646

  Operating expenses                         19,698               20,256
  General and administrative                  3,068                3,988
  Depreciation and amortization               2,958                2,995
                                           --------             --------

     Total costs and expenses               143,270              158,885
                                           --------             --------

     Operating income                         4,655                3,680

Interest expense                              5,330                5,070
                                           --------             --------

Loss before extraordinary item                 (675)              (1,390)

Extraordinary item - loss from
 extinguishment of debt                           -               12,745
                                           --------             --------

     Net loss                              $   (675)            $(14,135)
                                           ========             ========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                Three Months Ended
                                             March 29,         March 31,
                                               1996              1997
                                            ----------        ----------
Cash flows provided by operating
 activities:
  Net Loss                                  $  (675)           $ (14,135)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities
      Loss from extinguishment of debt            -               12,745
      Depreciation and amortization           2,958                2,995
      Deferred debt issuance
       amortization                             387                  452
      Accretion of original issue
       discount                                 235                   72
      Provision for losses on accounts
       receivable                                53                   84
  Increase (decrease) from changes in:
      Accounts receivable                    (1,044)              (2,260)
      Inventories                              (133)               1,152
      Other current assets                     (768)                 (61)
      Due from affiliates                        91                  275
      Due to affiliates                         364                  (92)
      Trade accounts payable                  1,434                2,458
      Accrued expenses and other
       liabilities                            4,289                2,718
                                            -------            ---------
       Net cash provided by operating
          activities                          7,191                6,403
                                            -------            ---------

Cash flows used in investing activities:
  Purchases of property and equipment        (1,683)                (746)
  Increase (decrease) in other assets,
   net                                          147                 (360)
                                            -------            ---------
         Net cash used in investing
          activities                         (1,536)              (1,106)
                                            -------            ---------
Cash flows provided by (used in)
 financing activities:
  Repayments of notes payable                (6,500)             (23,639)
  Proceeds from notes payable                 6,000                2,000
  Repayments of long-term debt               (1,237)            (150,450)
  Proceeds of long-term debt                      -              185,000
  Decrease in cash overdrafts                (4,277)                   -
  Capital Contribution                            -               11,047
  Payment of debt issuance costs                  -              (14,133)
                                            -------            ---------
         Net cash provided by (used in)
          financing activities               (6,014)               9,825
                                            -------            ---------
Net increase in cash                            359               15,122
Cash, beginning of period                     5,688                3,182
                                            -------            ---------
Cash, end of period                         $ 5,329            $  18,304
                                            =======            =========

================================================================================

Supplemental cash flow information
    Non-cash financing activity
      Assignment of Preferred partnership
       interests                            $     -            $  19,600
                                            =======            =========
      Accrual of Preferred return           $     -            $     291
                                            =======            =========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1)  BASIS OF PRESENTATION

      The interim consolidated financial statements of Petro Stopping Centers, L.P. (the "Company") are unaudited, and certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) for 1996 and 1997. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      On January 30, 1997 the Company completed a recapitalization (the "Recapitalization"). As part of the recapitalization, affiliates of Chartwell Investments Inc. ("Chartwell"). became limited and general partners, an affiliate of Mobil Oil Corporation ("Mobil Long Haul") became a limited partner and Sequoia Ventures, Inc. and Roadside, Inc. (collectively, the "Fremont Partners") sold all their partnership interests (See Note 2).

RECAPITALIZATION

     On January 30, 1997, the Company consummated a transaction, in which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. James A. Cardwell, Sr., James A. Cardwell, Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (approximately 2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil Oil Company and the Company also entered into certain supply and marketing agreements in connection with the Recapitalization.

      As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior Notes due 2007, (the "New Notes") and repurchased approximately 94% of its Existing 12 1/2% Senior Notes due 2002 (the "Old Notes") and approximately 99% of its outstanding Debt Warrants.

      The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "New Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million expansion facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

      In the first quarter of 1997, the Company recognized an extraordinary charge of $12.7 million relating to amendment of the Old Credit Agreement, retirement of Old Notes and Debt Warrants and the write-off of deferred debt issuance costs.

     Aggregate yearly term loan principal payments under the New Credit Agreement will be as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998; (iii) $4.5 million in 1999; (iv) $5.5 million in 2000; (v) $1.5 million in 2001; (vi) $13.5 million in 2002; and (vii) $14.0 million in 2003.

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3)  ENVIRONMENTAL LIABILITIES AND EXPENDITURES

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

4)  INVENTORIES
      The following is a summary of inventories at December 31, 1996 and March 31, 1997:

                                     1996      1997
                                   --------  --------
                                     (IN THOUSANDS)

Motor fuels and lubricants         $ 5,074   $ 4,608
Tires and tubes                      2,993     2,806
Merchandise and accessories          7,531     7,000
Restaurant and other                   726       758
  Less reserve for obsolescence     (1,129)   (1,129)
                                   -------   -------
  Total inventories                $15,195   $14,043
                                   =======   =======

      In connection with new systems implemented in 1996, the Company identified items that were excess or obsolete inventory. The criteria established is merchandise in excess of a one year supply. The Company has established a reserve for obsolete and excess inventory amounting to approximately $1.1 million.

5)  PROPERTY AND EQUIPMENT
      Property and equipment is summarized at December 31, 1996 and March 31, 1997 as follows:

                                          ESTIMATED
                                            USEFUL
                                            LIVES
                                           (YEARS)      1996      1997
                                          ----------  --------  --------
                                                        (IN THOUSANDS)

Land                                          --      $ 34,970  $ 34,970
Buildings and improvements                    30        94,244    94,452
Furniture and equipment                      3-10       40,396    40,937
Leasehold improvements                       7-30       20,238    20,233
Facilities under development                  --           141       141
                                                      --------  --------
                                                       189,989   190,733
Less accumulated depreciation and
 amortization                                           30,450    32,599
                                                      --------  --------
   Net property and equipment                         $159,539  $158,134
                                                      ========  ========

      Facilities under development include costs associated with new facilities and major renovations of existing facilities. There were no future commitments associated with new construction of facilities at March 31, 1997.

6)  NOTES PAYABLE

      Notes payable at December 31, 1996 consisted of a five-year revolving credit facility under the Old Credit Agreement under which up to $35,000,000 was available (the "Old Facility"). The Old Credit Facility was to mature in June 1999. Interest was paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the rate of which is determined by the Company at time of borrowing). Borrowings under the Old Facility were collateralized by substantially all of the Company's assets. The balance outstanding on the Old Facility was $21,639,000 as of December 31, 1996, all of which was repaid in connection with the amendment and restatement of the Old Credit Agreement in the Recapitalization. There were no borrowings under the New Credit Facility as of March 31, 1997.

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6)  NOTES PAYABLE (CONTINUED)

      In addition, also outstanding at December 31, 1996 under the Old Facility and March 31, 1997 under the New Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amount of $3,500,000 and other various standby letters of credit of approximately $500,000.

7)  COMMITMENTS AND CONTINGENCIES

      The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



The Board of Directors and Partners
Petro Stopping Centers, L.P.


We have reviewed the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three month periods ended March 29, 1996 and March 31, 1997. These consolidated financial statements are the responsibility of the Company's management.

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


El Paso, Texas
May 15, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Recapitalization

     On January 30, 1997, the Company consummated a transaction, in which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. James A. Cardwell, Sr., James A. Cardwell, Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company Franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following their Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil Oil Company and the Company also entered into certain supply and marketing agreements.

     As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior Notes due 2007, (the "New Notes") and made a tender offer (the "Tender Offer") for all of, and repurchased approximately 94% of its existing 12 1/2% Senior Notes due 2002 (the "Old Notes") and approximately 99% of the outstanding debt warrants (the "Debt Warrants").

      The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "New Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million expansion facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

     The Recapitalization consists of the Equity Investment, the Tender Offer, the Kirschner Investment, the issuance of the New Notes and the entering into the New Credit Agreement.

      In the first quarter of 1997, the Company recognized an extraordinary charge of $12.7 million relating to amendment of the Old Credit Agreement, retirement of the Old Notes and Debt Warrants and the write-off of deferred financing costs.

      The following table sets forth the development of the Company's Stopping Center network since 1993.

                                              AS OF MARCH 31,
                                              ----------------
                                        1993  1994  1995  1996  1997
                                        ----  ----  ----  ----  ----

    Company-operated Stopping Centers:
    Full-sized........................    20    21    22    23    23
    Petro:2 :.........................     3     3     3     3     3
    Franchised........................    12    12    14    15    16
    Independently operated............     1     1     1     -     -
                                        ----  ----  ----  ----  ----

    Total Stopping Centers............    36    37    40    41    42
                                        ====  ====  ====  ====  ====

      The following table sets forth information on Stopping Centers opened since January 1, 1993, all of which were full-sized facilities.


              LOCATION                   DATE OPENED
     Company-operated Stopping Centers:
       Laramie, Wyoming                  October 1993
       Medford, Oregon                   February 1995
       Ocala, Florida                    June 1995

    Franchised:
       Fargo, North Dakota               November 1994
       Carnesville, Georgia              January 1995
       York, Nebraska                    December 1996


      All of the Stopping Centers opened since January 1, 1993 were newly constructed facilities, except Medford, Oregon, where the Company purchased an existing truck stop and converted it into a Stopping Center. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At March 31, 1997, the Company had no new Stopping Centers under construction. The approximate construction cost of a new stopping center (exclusive of land) is between $7.0 and $9.5 million.

      The Company has never closed a Stopping Center and has no current plans to do so.

      The Company operates 26 truck stop facilities selling diesel fuel and gasoline, of which 23 are full size facilities. Full sized facilities include a Diesel Fuel Island, the Iron Skillet Restaurant, a Petro:Lube and a Travel Center. In addition, 8 of the 23 facilities also have separate convenience stores. The Company also operates three Petro:2 facilities which are a smaller version of the full size facility with various smaller food offerings. The Company has 16 additional locations which operate under franchise agreements.

      The Company derives its revenues from the sale of fuels, diesel and gasoline, from non-fuel items including the sale of merchandise and offering of services including truck weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The other operations included in non-fuel revenue include franchise royalties, rental revenue from video poker operations in Louisiana and a motel and RV park in Oregon.

      The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $42,288,000 and $43,556,000 for the periods ended March 29, 1996 and March 31, 1997, respectively.

      Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

RESULTS OF OPERATIONS

      Overview. The Company's new management team assumed organizational control on January 30, 1997. As a result, many new initiatives and other organizational changes could not begin to be implemented until after that time. During the month of February, new senior management personnel began overseeing each of the Iron Skillet Restaurant division, Travel Center division and Diesel Fuel Island division. February also marked the beginning of the planned management transition, and strategic initiatives began to be implemented in March. Operating results for the first three months of 1997 reflected the changes occurring in the organization and lack of focus from prior management. January results were significantly below the same month of the prior year. February results reflected the management transition and March results exceeded prior year levels reflecting the improved focus on operations due in part to the management changes. The Company's net revenues increased 9.9% to $162,565,000 in the first quarter of 1997 from $147,925,000 in the first quarter of 1996. This increase was due principally to increases in fuel gallons, increases in fuel selling price per fuel gallon and increases in non fuel sales. The increase in revenues were off set by higher product costs and slightly higher operating expenses over the prior year period. General and administrative expenses increased to approximately $4.0 million from $3.1 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses in this year's first quarter and certain transition costs for new programs in the current year.

      Fuel. Revenues increased 12.0% to $123,739,000 in 1997 from $110,342,000 in 1996. Fuel revenues increase was due to an increase in fuel volume combined with an approximate 7.1% increase in selling price per gallon. The increased selling price was offset by increases in the wholesale costs of product. Gross margin on fuel was $8,622,000 for the three months ended March 1997 compared to $8,445,000 for the prior year period. On a per gallon basis, diesel margins declined approximately 3.6% compared to the prior year.

     Non-Fuel.  Revenues increased 12.4% to $27,098,000 in 1997 from $25,677,000 in 1996. The increase in revenues was due primarily to increased sales at the Petro:Lube facilities combined with improved merchandise sales in the Company's retail stores.

      Restaurant. Revenues were basically flat to slightly down for the current year period compared to the prior year. Management implemented certain menu changes at its Iron Skillet Restaurants in mid March designed to enhance revenues. Gross margin in the restaurants improved by approximately one percent due in part to management focus on costs and implementation of menu changes.

      Costs and Expenses. Total costs and expenses increased 10.9% from $143,270,000 in the first quarter of 1996 to $158,885,000 in the first quarter of 1997 and, as a percentage of net revenues, from 96.9% in the 1996 period to 97.7% in the comparable period of 1997. Costs of sales increased $14,100,000 or 12.0% from 1996 to 1997 due to higher fuel and product costs for both fuel and non-fuel revenue streams. Operating expenses increased $567,000 or 2.9% to $20,256,000 in 1997. General and administrative expenses increased to approximately $4.0 million from $3.1 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses in this year's first quarter and certain transition costs for new programs in the current year.

     Interest Expense. Interest expense decreased $260,000 to $5,070,000 during the first quarter of 1997 due to lower interest rates and lower amortization of debt issuance costs.

      Loss before extraordinary item. The Company reported loss before extraordinary item of $1,390,000 in 1997 as compared to $675,000 for 1996

      Extraordinary item. Extraordinary item reflects a charge to earnings of approximately $12.7 million relating to amendment of the Old Credit Agreement, retirement of Old Notes and Debt Warrants and the write-off of deferred debt issuance costs.

      Net loss. Net loss reflects loss of $14,135,000 for 1997 after the extraordinary item compared to a reported net loss of $675,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures totaled $746,000 for 1997 and $1,683,000 for 1996. Included in capital expenditures for 1996 were funds spent on the construction of the new Petro:Lube facilities in Medford, Oregon and Franklin, Kentucky.

      At March 31, 1997, the Company had availability under the New Credit Facility of approximately $21.0 million.

      Insurance: The Company up to certain limits pays its own workers' compensation and general liability claims. During 1997, the Company paid claims aggregating $638,000 and $43,000 relating to workers compensation and general liability, respectively. The Company believes it provides an accrual adequate to cover both known and incurred but not reported claims.

      The Company had positive working capital of $1,913,000 at March 31, 1997 and negative working capital of $13,863,000 at December 31, 1996. Negative working capital is normal in the truckstop industry. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days which is significantly faster than payment is required.

Recapitalization:

      In connection with the Recapitalization, the Old Credit Agreement was, amended and borrowings thereunder were repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the New Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25.0 million New Credit Facility, a $40.0 million Expansion Facility, a $14.0 million Term Loan A and a $30.0 million Term Loan B.

      The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25.0 million at any time until the fifth anniversary of the date of recapitalization, the proceeds of which may be used for working capital and other corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. The Expansion Facility permits the Company to borrow, repay and reborrow up to $40.0 million for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary of the date of recapitalization. Term Loan A is repayable in 15 quarterly installments, commencing on September 30, 1997. Term Loan B is repayable in 26 quarterly installments commencing on September 30, 1997.

      Aggregate yearly term loan principal payments under the New Credit Agreement will be as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998; (iii) $4.5 million in 1999; (iv) $5.5 million in 2000; (v) $1.5 million in 2001; (vi) $13.5 million in 2002; and (vii) $14.0 million in 2003.

      Borrowings under the New Credit Agreement are collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

      Management of the Company believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1997 and the foreseeable future thereafter. The Company also expects that expansion and future acquisitions would be financed from funds generated from operations, borrowings under the New Credit Facility and the Expansion Facility and additional financings.

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

      The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to the consolidated financial statements. At March 31, 1997, such accrual amounted to approximately $182,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At March 31, 1997, the Company has recognized approximately $259,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

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

     (a)   Exhibits

           Exhibit 27 Financial Data Schedule


     (b)   Reports on Form 8-K

           The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PETRO STOPPING CENTERS, L.P.
                                             (Registrant)


Date:  May 15, 1996                  /s/ Larry J. Zine
                                     --------------------
                                     Larry J. Zine
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                      Exhibit Description
-----------                                      -------------------

 27                                              Financial Data Schedule
(in thousands)