Form 10-Q/A
period 1997-03-31
PETRO STOPPING CENTERS L P
filed 1997-06-27
CIK 919942

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q/A


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

===============================================================================

                         PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets
         as of December 31, 1996 and March 31, 1997                           3

         Unaudited Consolidated Statements of Operations
         for the Three Months Ended March 29, 1996 and
         March 31, 1997                                                       4

         Unaudited Consolidated Statement of Changes in
         Partners' Capital (Deficit) for the Three Months
         Ended March 31, 1997                                                 5

         Unaudited Consolidated  Statements of Cash Flows
         for the Three Months Ended March 29, 1996 and
         March 31, 1997                                                       6

         Notes to Unaudited Consolidated Financial Statements               7-9

         Report of Independent Accountants                                   10

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    11-15



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           16

         Item 6. Exhibits and Reports on Form 8-K                            16

         SIGNATURES                                                          17

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                          December 31,  March 31,
                                              1996         1997
                                          ------------  ----------
                 ASSETS
Current assets:
  Cash                                        $  3,182   $ 18,304
  Accounts receivable, net of allowance
   for uncollectible accounts of $321           10,401     12,577
   in 1996 and $405 in 1997
  Inventories                                   15,195     14,043
  Other current assets                           1,404      1,465
  Due from affiliates                            2,091      1,816
                                              --------   --------
     Total current assets                       32,273     48,205

  Property and equipment, net                  159,539    158,134
  Deferred debt issuance and
   organization costs, net of                   11,305     17,569
   accumulated amortization of $6,728
   in 1996 and $3,668 in 1997
  Other assets                                   5,983      5,676
                                              --------   --------

     Total assets                             $209,100   $229,584
                                              ========   ========


     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of long-term debt           $  6,928   $  2,750
  Trade accounts payable                        15,723     18,181
  Accrued expenses and other liabilities        21,160     23,878
  Due to affiliates                              2,325      2,233
                                              --------   --------
     Total current liabilities                  46,136     47,042

  Notes payable                                 21,639          -
  Long-term debt, excluding current            138,160    182,465
   portion                                    --------   --------
     Total liabilities                         205,935    229,507
                                              --------   --------

  Mandatorily redeemable preferred                   -     19,891
   partnership interests
  Commitments and contingencies

  Partners' capital (deficit)                    3,165    (19,814)
                                              --------   --------

     Total liabilities and partners'          $209,100   $229,584
      capital                                 ========   ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                            Three Months Ended
                                          March 29,    March 31,
                                             1996         1997
                                          ----------   ----------
Net revenues (including motor fuel
 taxes)
  Fuel                                     $110,342     $123,739
  Non-Fuel                                   25,677       27,098
  Restaurant                                 11,906       11,728
                                           --------     --------
     Total net revenues                     147,925      162,565
                                           --------     --------

Costs and expenses:
  Cost of sales (including motor fuel
   taxes), exclusive of depreciation
   and amortization                         117,546      131,646
  Operating expenses                         19,698       20,256
  General and administrative                  3,068        3,988
  Depreciation and amortization               2,958        2,995
                                           --------     --------

     Total costs and expenses               143,270      158,885
                                           --------     --------

     Operating income                         4,655        3,680

Interest expense                              5,330        5,070
                                           --------     --------

Loss before extraordinary item                 (675)      (1,390)

Extraordinary item - loss from                    -       12,745
 extinguishment of debt                    --------     --------



     Net loss                              $   (675)    $(14,135)
                                           ========     ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 1997
                                 (in thousands)

                                                                   Total
                                                                 Partners'
                                           General    Limited     Capital
                                          Partners    Partners   (Deficit)
                                          ---------  ----------  ----------
Balances, December 31, 1996                $(8,477)   $ 11,642    $  3,165

Capital contributions                            -      11,047      11,047

Assignment of mandatorily
 redeemable preferred
 partnership interests                           -     (19,600)    (19,600)

Accrual of preferred return on
 mandatorily redeemable preferred
 partnership interests                           -        (291)       (291)

Net loss                                      (865)    (13,270)    (14,135)
                                          --------    --------    --------

Balances, March 31, 1997                   $(9,342)   $(10,472)   $(19,814)
                                          ========    ========    ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Three Months Ended
                                          March 29,    March 31,
                                             1996         1997
                                          ----------   ----------
Cash flows provided by operating
 activities:
  Net Loss                                  $  (675)    $ (14,135)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities
      Loss from extinguishment of debt            -        12,745
      Depreciation and amortization           2,958         2,995
      Deferred debt issuance
       amortization                             387           452
      Accretion of original issue
       discount                                 235            72
      Provision for losses on accounts
       receivable                                53            84
  Increase (decrease) from changes in:
      Accounts receivable                    (1,044)       (2,260)
      Inventories                              (133)        1,152
      Other current assets                     (768)          (61)
      Due from affiliates                        91           275
      Due to affiliates                         364           (92)
      Trade accounts payable                  1,434         2,458
      Accrued expenses and other
       liabilities                            4,289         2,718
                                            -------     ---------
         Net cash provided by operating
          activities                          7,191         6,403
                                            -------     ---------
Cash flows used in investing activities:
  Purchases of property and equipment        (1,683)         (746)
  Increase (decrease) in other assets,
   net                                          147          (360)
         Net cash used in investing         -------     ---------
          activities                         (1,536)       (1,106)
                                            -------     ---------
Cash flows provided by (used in)
 financing activities:
  Repayments of notes payable                (6,500)      (23,639)
  Proceeds from notes payable                 6,000         2,000
  Repayments of long-term debt               (1,237)     (150,450)
  Proceeds of long-term debt                      -       185,000
  Decrease in cash overdrafts                (4,277)            -
  Capital Contribution                            -        11,047
  Payment of debt issuance costs                  -       (14,133)
                                            -------     ---------
         Net cash provided by (used in)
          financing activities               (6,014)        9,825
                                            -------     ---------
Net increase (decrease) in cash                (359)       15,122
Cash, beginning of period                     5,688         3,182
                                            -------     ---------
Cash, end of period                         $ 5,329     $  18,304
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

2)  RECAPITALIZATION

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

          In the first quarter of 1997, the Company recognized an extraordinary charge of $12.7 million relating to amendment of the Old Credit Agreement, retirement of the Old Notes and Debt Warrants and the write-off of deferred debt issuance costs.

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

5)  PROPERTY AND EQUIPMENT

          Property and equipment is summarized at December 31, 1996 and March 31, 1997 as follows:

                                     ESTIMATED
                                       USEFUL
                                       LIVES
                                      (YEARS)      1996      1997
                                     ----------  --------  --------
                                                   (IN THOUSANDS)
Land                                      --     $ 34,970  $ 34,970
Buildings and improvements                30       94,244    94,452
Furniture and equipment                 3-10       40,396    40,937
Leasehold improvements                  7-30       20,238    20,233
Facilities under development              --          141       141
                                                 --------  --------
                                                  189,989   190,733
Less accumulated depreciation and                  30,450    32,599
 amortization                                    --------  --------
   Net property and equipment                    $159,539  $158,134
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

8)  MANDATORILY REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

          On January 30, 1997, the Company issued mandatorily redeemable preferred partnership interests with an assigned value of $19,600,000 to the Cardwell Group ($12.0 million) and Mobil Long Haul ($7.6 million). The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 9.5% for preferred interests owned by Mobil Long Haul and 8.0% for preferred interests owned by the Cardwell Group, and are subject to mandatory redemption 270 days after the tenth anniversary of the Closing Date, which is subsequent to the maturity date of the New Notes.

          The preferred returns on the mandatorily redeemable preferred partnership interests accrue, but are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and the New Credit Agreement restrict the payment of dividends on mandatorily redeemable preferred partnership interests.

          At March 31, 1997, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $291,000 with a corresponding increase in partners' deficit.

9)  RELATED PARTY TRANSACTIONS

          Included in the costs of the Recapitalization discussed at Note 2 are fees and expenses paid to Chartwell of approximately $3.1 million pursuant to the terms of the financial advisory agreement between the Company and Chartwell.

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



COOPERS & LYBRAND L.L.P.


El Paso, Texas
May 15, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Recapitalization

          On January 30, 1997, the Company consummated a transaction in which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. James A. Cardwell Sr., James A. Cardwell Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company Franchisee invested $1.0 million in the Company (the "Kirschner Investment"). Following their Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil and the Company also entered into certain supply and marketing agreements .

          As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior Notes due 2007, (the "New Notes") and made a tender offer (the "Tender Offer") for all of, and repurchased approximately 94% of its, 12 1/2% Senior Notes due 2002 (the "Old Notes") and approximately 99% of the outstanding debt warrants (the "Debt Warrants").

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

          The following table sets forth the development of the Company's Stopping Center network since 1993.

                                              AS OF MARCH 31,
                                              ---------------
                                        1993  1994  1995  1996  1997
                                        ----  ----  ----  ----  ----
  Company-operated Stopping Centers:
    Full-sized........................    20    21    22    23    23
    Petro:2 :.........................     3     3     3     3     3
  Franchised..........................    12    12    14    15    16
  Independently operated..............     1     1     1     -     -
                                        ----  ----  ----  ----  ----

    Total Stopping Centers............    36    37    40    41    42
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

          The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The other operations included in non-fuel revenue includes franchise royalties, rental revenue from video poker operations in Louisiana and a motel and RV park in Oregon.

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

RESULTS OF OPERATIONS

          Overview. The Company's new management team assumed organizational control on January 30, 1997. As a result, many new initiatives and other organizational changes could not begin to be implemented until after that time. During the month of February, new senior management personnel began overseeing each of the Iron Skillet Restaurant division, Travel Center division and Diesel Fuel Island division. February also marked the beginning of the planned management transition, and many planned strategic initiatives began to be implemented in March. Operating results for the first three months of 1997 reflected the changes occurring in the organization and lack of focus from prior management. January results were significantly below the same month of the prior year. February results reflected the management transition and March results exceeded prior year levels reflecting the improved focus on operations due in part to the management changes. The Company's net revenues increased 9.9% to $162,565,000 in the first quarter of 1997 from $147,925,000 in the first quarter of 1996. This increase was, due principally to increases in fuel gallons, increases in fuel selling price per fuel gallon and increases in non fuel sales. The increase in revenues were off set by higher product costs and slightly higher operating expenses over the prior year period. General and administrative expenses increased to approximately $4.0 million from $3.1 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses in this year's first quarter and certain transition costs for new programs in the current year.

          Fuel. Revenues increased 12.0% to $123,739,000 in 1997 from $110,342,000 in 1996. Fuel revenues increase was due to an increase in fuel volume combined with an approximate 7.1% increase in selling price per fuel gallon sold. The increased selling prices was offset by increases in the wholesale costs of product. Gross margin on fuel was $8,622,000 for the three months ended March 1997 compared to $8,445,000 for the prior year period. On a per gallon basis, margins declined approximately 3.6% compared to the prior year.

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

          Loss before extraordinary item. The Company reported loss before extraordinary item of $1,390,000 in 1997 as compared to $675,000 for 1996.

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

          The Company had positive working capital of $1,913,000 at March 31, 1997 and negative working capital of $13,863,000 at December 31, 1996. Negative working capital is normal in the truckstop industry. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required.

          Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $291,000 for the quarter ended March 31, 1997. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

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



                                        PETRO STOPPING CENTERS, L.P.
                                               (Registrant)


Date:  June 27, 1997                       /s/ Larry J. Zine
                                        ----------------------------
                                        Larry J. Zine
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                         Exhibit Description
-----------                                         -------------------

 27                                                 Financial Data Schedule