Form 10-Q
period 1997-06-30
PETRO STOPPING CENTERS L P
filed 1997-08-11
CIK 919942

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                         PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                        Page No.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets
        as of December 31, 1996 and June 30, 1997                            3

        Unaudited Consolidated Statements of Operations
        for the Three and Six Months Ended June 28, 1996 and June 30, 1997   4

        Unaudited Consolidated Statement of Changes in Partners' Capital
        (Deficit) for the Six Months Ended June 30, 1997                     5

        Unaudited Consolidated  Statements of Cash Flows
        for the Six Months Ended June 28, 1996 and June 30, 1997             6

        Notes to Unaudited Consolidated Financial Statements               7-9

        Report of Independent Accountants                                   10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    11-16



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                  18

                        PART 1.  Financial Information

Item 1.  Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                December 31,   June 30,
                                                                    1996         1997
                                                                ------------  ----------
                             ASSETS
Current assets:
  Cash and cash equivalents                                         $  3,182   $ 26,498
  Accounts receivable, net of allowance for uncollectible accounts
   of $321 at December 31, 1996 and $380 at June 30, 1997             10,401     12,291
  Inventories                                                         15,195     13,597
  Other current assets                                                 1,404      1,723
  Due from affiliates                                                  2,091      1,868
                                                                    --------   --------
     Total current assets                                             32,273     55,977

  Property and equipment, net                                        159,539    158,739
  Deferred debt issuance and organization costs, net of
   accumulated amortization of $6,728 at December
      31, 1996 and $3,880 at June 30, 1997                            11,305     17,195
  Other assets                                                         5,983      4,966
                                                                    --------   --------
     Total assets                                                   $209,100   $236,877
                                                                    ========   ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Current portion of long-term debt                                 $  6,928   $  3,500
  Trade accounts payable                                              15,723     21,072
  Accrued expenses and other liabilities                              21,160     27,360
  Due to affiliates                                                    2,325      2,080
                                                                    --------   --------
     Total current liabilities                                        46,136     54,012

  Notes payable                                                       21,639          -
  Long-term debt, excluding current portion                          138,160    181,715
                                                                    --------   --------
     Total liabilities                                               205,935    235,727
                                                                    --------   --------

  Mandatorily redeemable preferred partnership interests                   -     20,328

  Commitments and contingencies

  Partners' capital (deficit)                                          3,165    (19,178)
                                                                    --------   --------
     Total liabilities and partners' capital (deficit)              $209,100   $236,877
                                                                    ========   ========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)




                                                Three Months Ended          Six Months Ended
                                                June 28,   June 30,       June 28,     June 30,
                                                  1996      1997           1996         1997
                                                  ----      ----           ----         ----
Net revenues (including motor fuel taxes)
  Fuel                                          $117,017   $119,399        $227,360    $243,096
  Non-Fuel                                        27,336     29,208          53,388      56,733
  Restaurant                                      11,724     12,152          23,254      23,495
                                                --------   --------        --------    --------
     Total net revenues                          156,077    160,759         304,002     323,324
                                                --------   --------        --------    --------

Costs and expenses:
  Cost of sales (including motor fuel taxes)     124,399    126,598         241,945     258,244
      exclusive of depreciation and
       amortization
  Operating expenses                              19,643     20,704          39,341      40,961
  General and administrative                       3,111      3,889           6,179       7,877
  Depreciation and amortization                    3,000      3,149           5,958       6,144
                                                --------   --------        --------    --------

     Total costs and expenses                    150,153    154,340         293,423     313,226
                                                --------   --------        --------    --------

     Operating income                              5,924      6,419          10,579      10,098

Interest expense                                   5,298      5,345          10,628      10,415
                                                --------   --------        --------    --------

Income (loss) before extraordinary item              626      1,074             (49)       (317)

Extraordinary item - loss from                         -          -               -     (12,745)
 extinguishment of debt                         --------   --------        --------    --------
     Net income (loss)                          $    626   $  1,074        $    (49)   $(13,062)
                                                ========   ========        ========    ========


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     For the Six Months Ended June 30, 1997
                                 (in thousands)

                                                                     Total
                                                                   Partners'
                                              General    Limited    Capital
                                             Partners   Partners   (Deficit)
                                             ---------  ---------  ----------
Balances, December 31, 1996                   $(8,477)  $ 11,642    $  3,165

Capital contributions                               -     11,047      11,047

Assignment of  mandatorily
  redeemable preferred partnership interests        -    (19,600)    (19,600)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests        -       (728)       (728)

Net loss                                         (801)   (12,261)    (13,062)
                                             --------   --------    --------

Balances, June 30, 1997                       $(9,278)  $ (9,900)   $(19,178)
                                             ========   ========    ========



     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Six Months Ended
                                                                  June 28,        June 30,
                                                                    1996            1997
                                                                  --------        --------
Cash flows  (used in) provided by operating activities:
  Net loss                                                            $    (49)  $ (13,062)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Loss from extinguishment of debt                                       -      12,745
      Depreciation and amortization                                      5,958       6,144
      Deferred debt issuance cost amortization                             783         895
      Accretion of original issue discount                                 466          72
      Provision for losses on accounts receivable                          106          59
Increase (decrease) from changes in :
      Accounts receivable                                               (1,374)     (1,949)
      Inventories                                                          257       1,598
      Other current assets                                                (726)       (319)
      Due from affiliates                                                  (73)        223
      Due to affiliates                                                    155        (245)
      Trade accounts payable                                            (1,104)      5,349
      Accrued expenses and other liabilities                             1,653       6,200
                                                                      --------   ---------
          Net cash provided by operating activities                      6,052      17,710
                                                                      --------   ---------
Cash flows (used in) provided by investing activities:
  Purchases of property and equipment                                   (3,254)     (3,543)
  (Increase) decrease in other assets, net                                  33        (436)
                                                                      --------   ---------
           Net cash used in investing activities                       ( 3,221)     (3,979)
                                                                      --------   ---------
Cash flows (used in) provided by financing activities:
  Repayments of notes payable                                          (14,000)    (23,639)
  Proceeds from notes payable                                           15,061       2,000
  Repayments of long-term debt                                          (2,469)   (150,450)
  Proceeds from long-term debt                                               -     185,000
  Capital contributions                                                      -      11,047
  Payment of debt issuance costs                                          (162)    (14,373)
  Decrease in cash overdrafts                                             (722)          -
                                                                      --------   ---------
      Net cash (used in) provided by financing activities               (2,292)      9,585
                                                                      --------   ---------
Net increase in cash and cash equivalents                                  539      23,316
Cash and cash equivalents, beginning of period                           5,688       3,182
                                                                      --------   ---------
Cash and cash equivalents, end of period                              $  6,227   $  26,498
                                                                      ========   =========
------------------------------------------------------------------------------------------

Supplemental cash flow information
    Interest paid during the period                                   $  9,379   $   3,751
    Non-cash financing activity
         Assignment of Preferred                                             -      19,600
          Partnership Interests
         Accrual of Preferred Return                                         -         728

     See accompanying notes to unaudited consolidated financial statements

1) BASIS OF PRESENTATION

          The interim consolidated financial statements of Petro Stopping Centers, L.P. (the "Company") are unaudited, and certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) for 1996 and 1997. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

          On January 30, 1997 the Company completed a recapitalization (the "Recapitalization"). As part of the recapitalization, affiliates of Chartwell Investments Inc. ("Chartwell") became limited and general partners of the Company, an affiliate of Mobil Oil Corporation ("Mobil Long Haul") became a limited partner of the Company and Sequoia Ventures, Inc. and Roadside, Inc. (collectively, the "Fremont Partners") sold all of their partnership interests in the Company (See Note 2).

2) RECAPITALIZATION

          On January 30, 1997, the Company consummated a transaction, in which Chartwell and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million and invested approximately $10.1 million in the Company. James A. Cardwell, Sr., James A. Cardwell, Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (approximately 2.0%), and the preferred partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests in the Company, and Mobil Long Haul and Kirschner own only limited partnership interests in the Company. Mobil Oil Company and the Company also entered into certain supply and marketing agreements in connection with the Recapitalization.

          As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior Notes due 2007 (the "New Notes"), and repurchased approximately 94% of its Existing 12 1/2% Senior Notes due 2002 (the "Old Notes") and approximately 99% of its outstanding debt warrants (the "Debt Warrants").

          The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "New Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million Expansion Facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

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

3)  ENVIRONMENTAL LIABILITIES AND EXPENDITURES

          Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Such liabilities are exclusive of claims against third parties and are not discounted.

4)   INVENTORIES
          The following is a summary of inventories at December 31, 1996 and June 30, 1997:

                                     1996       1997
                                    ------     ------
                                      (IN THOUSANDS)

Motor fuels and lubricants          $ 5,074    $ 4,112
Tires and tubes                       2,993      2,900
Merchandise and accessories           7,531      6,928
Restaurant and other                    726        786
  Less reserve for obsolescence      (1,129)    (1,129)
                                    -------    -------
  Total inventories                 $15,195    $13,597
                                    =======    =======

          In connection with new systems implemented in 1996, the Company identified items that were excess or obsolete inventory. The criteria established is merchandise in excess of a one year supply. The Company has established a reserve for obsolete and excess inventory amounting to approximately $1.1 million.

5)   PROPERTY AND EQUIPMENT
          Property and equipment is summarized at December 31, 1996 and June 30, 1997 as follows:

                                          ESTIMATED
                                            USEFUL
                                            LIVES
                                           (YEARS)      1996      1997
                                          ----------  --------  --------
                                                        (IN THOUSANDS)

Land                                             --   $ 34,970  $ 34,978
Buildings and improvements                       30     94,244    95,497
Furniture and equipment                        3-10     40,396    42,674
Leasehold improvements                         7-30     20,238    20,234
Facilities under development                     --        141       149
                                                      --------  --------
                                                       189,989   193,532
Less accumulated depreciation and
 amortization                                           30,450    34,793
                                                      --------  --------
   Net property and equipment                         $159,539  $158,739
                                                      ========  ========

          Facilities under development include costs associated with new facilities and major renovations of existing facilities. There were no future commitments associated with new construction of facilities at June 30, 1997.

6)   NOTES PAYABLE

          Notes payable at December 31, 1996 consisted of a five-year revolving credit facility under the Old Credit Agreement under which up to $35,000,000 was available (the "Old Facility"). The Old Credit Facility was to mature in June 1999. Interest was paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the choice of which is determined by the Company at time of borrowing). Borrowings under the Old Facility were collateralized by substantially all of the Company's assets. The balance outstanding on the Old Facility was $21,639,000 as of December 31, 1996, all of which was repaid in connection with the amendment and restatement of the Old Credit Agreement in the Recapitalization. There were no borrowings under the New Credit Facility, as described in Note 2, as of June 30, 1997.

          Also outstanding at December 31, 1996 under the Old Facility and at June 30, 1997 under the New Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amounts of $3,150,000 and $3,632,000, respectively, in addition to other various standby letters of credit of approximately $500,000 and $400,000, respectively.

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

          At June 30, 1997, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $728,000, with a corresponding increase in partners' deficit.

9)   RELATED PARTY TRANSACTIONS

          Included in the costs of the Recapitalization discussed at Note 2 are fees and expenses paid to Chartwell of approximately $3.1 million pursuant to the terms of the financial advisory agreement between the Company and Chartwell.

10)   SUBSEQUENT EVENT

          On August 5, 1997, the Company entered into a four year lease agreement for a truckstop location in Ohio, with an option to purchase at any time during the lease period. The lease provides for monthly minimum lease payments of approximately $47,000 beginning September 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



The Board of Directors and Partners
Petro Stopping Centers, L.P.


We have reviewed the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. as of June 30, 1997, the related consolidated statements of operations for the three and six month periods ended June 28, 1996 and June 30, 1997, the consolidated statement of changes in partners' capital (deficit) for the six month period ended June 30, 1997, and the consolidated statements of cash flows for the six month periods ended June 28, 1996 and June 30, 1997. These consolidated financial statements are the responsibility of the Company's management.

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


El Paso, Texas
August 5, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Recapitalization

          On January 30, 1997, the Company consummated a transaction in which Chartwell Investments, Inc. ("Chartwell") and Mobil Long Haul invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25.6 million to invest approximately $10.1 million in the Company. James A. Cardwell Sr., James A. Cardwell Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following their Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests of the Company are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests in the Company, and Mobil Long Haul and Kirschner own only limited partnership interests in the Company. Mobil and the Company also entered into certain supply and marketing agreements.

          As part of the Recapitalization, the Company issued $135 million of 10 1/2% Senior Notes due 2007, (the "New Notes") and made a tender offer (the "Tender Offer") for all of, and repurchased approximately 94% of, its 12 1/2% Senior Notes due 2002 (the "Old Notes") and approximately 99% of the outstanding debt warrants (the "Debt Warrants").

          The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement"). The New Credit Agreement consists of a $25.0 million revolving credit facility (the "New Credit Facility"), a $14.0 million Term Loan A, a $30.0 million Term Loan B and a $40.0 million Expansion Facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

          The Recapitalization consists of the Equity Investment, the Tender Offer, the Kirschner Investment, the issuance of the New Notes and the entering into of the New Credit Agreement.

          In the first quarter of 1997, the Company recognized an extraordinary charge of $12.7 million relating to amendment of the Old Credit Agreement, retirement of the Old Notes and Debt Warrants and the write-off of deferred financing costs.


          The following table sets forth the development of the Company's Stopping Center network since 1993.

                                               AS OF JUNE 30
                                               -------------
                                        1993  1994  1995  1996  1997
                                        ----  ----  ----  ----  ----

    Company-operated Stopping Centers:
    Full-sized........................    20    21    23    23    24
    Petro:2 :.........................     3     3     3     3     3
    Franchised........................    12    12    14    15    17
    Independently operated............     1     1     1     -     -
                                        ----  ----  ----  ----  ----

    Total Stopping Centers............    36    37    41    41    44
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

              LOCATION                 DATE OPENED
Company-operated Stopping Centers:
    Laramie, Wyoming                  October 1993
    Medford, Oregon                   February 1995
    Ocala, Florida                    June 1995

Franchised:
    Fargo, North Dakota               November 1994
    Carnesville, Georgia              January 1995
    York, Nebraska                    December 1996
    Scranton, Pennsylvania            May 1997
    North Baltimore, Ohio             August 1997

          All of the Stopping Centers opened since January 1, 1993 were newly constructed facilities, except Medford, Oregon, where the Company purchased an existing truck stop and converted it into a Stopping Center. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At June 30, 1997, the Company had no new Stopping Centers under construction. The approximate construction cost of a new stopping center (exclusive of land) is between $7.0 and $9.5 million.

          The Company has never closed a Stopping Center and has no current plans to do so.

          The Company operates 27 truck stop facilities selling diesel fuel and gasoline, of which 24 are full size facilities. Full sized facilities include a Diesel Fuel Island, the Iron Skillet Restaurant, a Petro:Lube and a Travel Center. In addition, eight of the 24 facilities also have separate convenience stores. The Company also operates three Petro:2 facilities which are a smaller version of the full size facility with various smaller food offerings. The Company has 17 additional locations which operate under franchise agreements.

          The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The other operations included in non-fuel revenue includes franchise royalties, rental revenue from video poker operations in Louisiana and a motel and RV park in Oregon.

          The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $42,992,000 and $45,540,000 for the three-month periods ended June 28, 1996 and June 30, 1997, respectively, and $85,280,000 and $89,095,000 for the six-month periods ended June 28, 1996 and June 30, 1997, respectively.

          Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 28, 1996

          Overview. The Company's new management team assumed organizational control on January 30, 1997. As a result, many new initiatives and other organizational changes could not begin to be implemented until after that time. During the first three months, new senior management personnel began overseeing each of the Iron Skillet Restaurant division, Travel Center division and Diesel Fuel Island division. The first quarter also marked the beginning of the planned management transition, and many planned strategic initiatives began to be implemented. Operating results for the six months ended June 30, 1997, reflect the impact of the changes occurring in the organization and lack of focus from prior management early in the first quarter. The Company's net revenues increased 6.4% to $323,324,000 in the first six months of 1997 from $304,002,000 in the first six months of 1996. This increase was due principally to a 4.2% increase in fuel gallons, a 2.6% increase in fuel selling price per fuel gallon and an increase in non fuel sales of 6.3% from the prior year. The increases in revenues were offset by volume costs, associated with higher levels of revenue, and slightly higher operating expenses over the prior year. General and administrative expenses increased to approximately $7.9 million from $6.2 million for the same period in the prior year. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current year.

          Fuel. Revenues increased 6.9% to $243,096,000 in 1997 from $227,360,000 in 1996. Fuel revenues increased due to a 4.2% increase in fuel volumes combined with a 2.6% increase in selling price per fuel gallon sold. The increased selling price was offset by increases in the wholesale costs of product. The increased product costs were primarily in the first quarter, with the second quarter beginning to show declines in product costs. Gross margin on fuel was $17,363,000 for the six months ended June 1997 compared to $16,758,000 for the same period in the prior year. On a per gallon basis, margins remained relatively flat compared to fuel margins in the prior year's period.

          Non-Fuel. Revenues increased 6.3% to $56,733,000 in 1997 from $53,388,000 in 1996. The increase in revenues was due primarily to an increase of approximately 9.2% in sales at the Petro:Lube facilities combined with an increase of 6.2% in merchandise sales in the Company's retail stores, which offset slight declines in other areas. Gross margins increased 6.9% to $31,013,000 in 1997 from $29,000,000 in 1996.

          Restaurant. Revenues were slightly up for the six months ended June 1997 compared to the prior year. Management implemented certain menu changes at its Iron Skillet Restaurants in mid March designed to enhance revenues. Gross margin in the restaurants improved by approximately one percent due in part to management focus on costs and implementation of menu changes.

          Costs and Expenses. Total costs and expenses increased 6.7% to $313,226,000 in the first six months of 1997 from $293,423,000 for the same period in 1996. Costs of sales increased $16,299,000 or 6.7% in 1997 from 1996 due to higher fuel and product costs for both fuel and non-fuel revenue streams. Operating expenses increased $1,620,000 or 4.1% to $40,961,000 in 1997, primarily due to employee related expenses. General and administrative expenses increased to approximately $7.9 million from $6.2 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current year.

          Interest Expense. Interest expense decreased $213,000 to $10,415,000 during the first six months of 1997 compared to 1996 due to lower interest rates, combined with a reduction in amortization of deferred debt issuance costs, offset by a higher level of debt outstanding.

          Loss before extraordinary item. The Company reported loss before extraordinary item of $317,000 in 1997 as compared to $49,000 for 1996.

          Extraordinary item. Extraordinary item reflects a charge to earnings of approximately $12.7 million relating to amendment of the Old Credit Agreement, retirement of Old Notes and Debt Warrants and the write-off of deferred debt issuance costs.

          Net loss. Net loss reflects loss of $13,062,000 for 1997 after the extraordinary item compared to a reported net loss of $49,000 for 1996.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 28, 1996

          Overview: The Company's net revenues increased 3.0% to $160,759,000 in the second quarter of 1997 from $156,077,000 in the second quarter of 1996. This increase was due principally to a 6.8% increase in fuel gallons, offsetting declines in fuel selling price per fuel gallon and increases in non fuel sales. The increase in revenues was offset by volume related costs and slightly higher operating expenses over the prior year period. General and administrative expenses increased to approximately $3.9 million from $3.1 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current period.

          Fuel. Revenues increased 2.0% to $119,399,000 in 1997 from $117,017,000 in 1996. Fuel revenues increased due to a 6.8% increase in fuel volumes, which offset a 4.5% decrease in selling price per fuel gallon sold. Decreased selling prices were the result of declines in wholesale product costs, which in turn resulted in declining retail prices. Gross margin on fuel was $9,244,000 for the three months ended June 1997 compared to $8,314,000 for the prior year period. On a per gallon basis, margins increased approximately 4.4% compared to the prior year.

          Non-Fuel. Revenues increased 6.8% to $29,208,000 in 1997 from $27,336,000 in 1996. The increase in revenues was due primarily to an increase in sales of approximately 9.4% at the Petro:Lube facilities, combined with a 6.4% increase in merchandise sales in the Company's retail stores, which offset a decline in other revenues. Gross margins increased 7.2% to $16,200,000 in 1997 from $15,107,000 in 1996.

          Restaurant. Revenues increased 3.7% to $12,152,000 for the current year period compared to $11,724,000 in the prior year. Management implemented certain menu changes at its Iron Skillet Restaurants in the first quarter designed to enhance revenues, which is contributing to the increased sales. Gross margin in the restaurants improved by approximately 5.6% due in part to management focus on costs and implementation of menu changes.

          Costs and Expenses. Total costs and expenses increased 2.8% to $154,340,000 in the second quarter of 1997 from $150,153,000 in 1996. Costs of sales increased 1.8% to $126,598,000 in 1997 from $124,399,000 in 1996 due to volume costs associated with higher revenue levels. Operating expenses increased $1,061,000 or 5.4% to $20,704,000 in 1997, primarily due to employee related expenses. General and administrative expenses increased to approximately $3.9 million from $3.1 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current period.

          Interest Expense. Interest expense increased $47,000 to $5,345,000 during the second quarter of 1997 due to a higher level of debt outstanding, offset by reductions in interest rates and amortization of deferred debt issuance costs.

          Income before extraordinary item. The Company reported income before extraordinary item of $1,074,000 in 1997 as compared to $626,000 for 1996.

          Extraordinary item. No extraordinary items were reflected during the second quarter of 1997 or the second quarter of 1996.

          Net income. Net income for the second quarter of 1997 was $1,074,000, compared to $626,000 for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures totaled $3,543,000 for 1997 and $3,254,000 for 1996. Included in the capital expenditures for 1997 were funds spent on rebranding and fuel automation at various locations and the Company's information systems. Capital expenditures for 1996 included funds spent on the construction of the new Petro:Lube facilities in Medford, Oregon and Franklin, Kentucky.

          The Company has a $25.0 million revolving line of credit, that at June 30, 1997 had letters of credit issued for approximately $4.1 million, resulting in an availability of approximately $20.9 million. As of June 30, 1997 there were no borrowings on the line of credit.

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

          The Company had positive working capital of $1,965,000 at June 30, 1997 and negative working capital of $13,863,000 at December 31, 1996. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

          Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $728,000 for the six months ended June 30, 1997. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

          Insurance: The Company, up to certain limits, pays its own workers' compensation and general liability claims. Through June 30, 1997, the Company has paid claims aggregating $1,020,000 and $382,000 relating to workers compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred, but not reported, claims.

Recapitalization:

          In connection with the Recapitalization, the Old Credit Agreement was amended and borrowings thereunder, 94% of existing Old Notes and 99% of outstanding Debt Warrants were repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25.0 million New Credit Facility, a $40.0 million Expansion Facility, a $14.0 million Term Loan A and a $30.0 million Term Loan B.

          The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25.0 million at any time until the fifth anniversary of the date of recapitalization, the proceeds of which may be used for working capital and other corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. The Expansion Facility permits the Company to borrow, repay and reborrow up to $40.0 million for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary of the date of recapitalization. Term Loan A is repayable in 15 quarterly installments commencing on September 30, 1997. Term Loan B is repayable in 26 quarterly installments commencing on September 30, 1997.

          Borrowings under the New Credit Agreement are collateralized by substantially all of the Company's assets and the partnership interests in the Company held by Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

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

ENVIRONMENTAL

          Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Such liabilities are exclusive of claims against third parties and are not discounted.

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 3 to the consolidated financial statements. At June 30, 1997, such accrual balance amounted to approximately $182,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At June 30, 1997, the Company has a receivable of approximately $247,000 related to recoveries of certain remediation costs from third parties.

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

  (a)     Exhibits

          Exhibit 27 - Financial Data Schedule


  (b)     Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PETRO STOPPING CENTERS, L.P.
                                     (Registrant)


Date:  August 11, 1997          /s/ Larry J. Zine
                                ---------------------------------
                                Larry J. Zine
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                         Exhibit Description
-----------                                         -------------------

 27                                                 Financial Data Schedule