Form 10-Q
period 1997-09-30
PETRO STOPPING CENTERS L P
filed 1997-11-13
CIK 919942

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

Yes   X   No__
      -

================================================================================

                         PETRO STOPPING CENTERS, L.P.

                                     Index

                                                                                                           Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets
          as of December 31, 1996 and September 30, 1997                                                          3

          Unaudited Consolidated Statements of Operations
          for the Three and Nine Months Ended September 27, 1996 and September 30, 1997                           4

          Unaudited Consolidated Statement of Changes in Partners' Capital (Deficit)
          for the Nine Months Ended September 30, 1997                                                            5

          Unaudited Consolidated  Statements of Cash Flows
          for the Nine Months Ended September 27, 1996 and September 30, 1997                                     6

          Notes to Unaudited Consolidated Financial Statements                                                  7-9

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                       10-15



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                      16

 Item 6.  Exhibits and Reports on Form 8-K                                                                       16

SIGNATURES                                                                                                       17

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    December 31,  September 30,
                                                        1996           1997
                                                        ----           ----
                   ASSETS
Current assets:
  Cash and cash equivalents                           $  3,182       $ 20,357
  Accounts receivable, net of allowance for
   uncollectible accounts of $321 at December 31,
   1996 and $313 at September 30, 1997                  10,401         11,723
  Inventories                                           15,195         14,437
  Other current assets                                   1,404          2,228
  Due from affiliates                                    2,091          1,003
                                                      --------       --------
     Total current assets                               32,273         49,748

  Property and equipment, net                          159,539        164,897
  Deferred debt issuance and organization costs,
   net of accumulated amortization of $6,728 at
   December 31, 1996 and $5,438 at September 30,
   1997                                                 11,305         16,740
  Other assets                                           5,983          5,171
                                                      --------       --------

     Total assets                                     $209,100       $236,556
                                                      ========       ========


      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
 Current portion of long-term debt                    $  6,928       $  4,250
 Trade accounts payable                                 15,723         24,078
 Accrued expenses and other liabilities                 21,160         22,895
 Due to affiliates                                       2,325          2,124
                                                      --------       --------
     Total current liabilities                          46,136         53,347

 Notes payable                                          21,639              -
 Long-term debt, excluding current portion             138,160        179,940
                                                      --------       --------
     Total liabilities                                 205,935        233,287
                                                      --------       --------

 Mandatorily redeemable preferred
  partnership interests                                      -         20,765

  Commitments and contingencies

  Partners' capital (deficit)                            3,165        (17,496)
                                                      --------       --------

     Total liabilities and partners'
      capital (deficit)                               $209,100       $236,556
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                    Three Months Ended                       Nine Months Ended
                                             September 27,         September 30,        September 27,        September 30,
                                                 1996                  1997                   1996               1997
                                                 ----                  ----                   ----               ----
Net revenues (including motor fuel taxes)
  Fuel                                            $119,066              $123,090             $346,426             $366,186
  Non-Fuel                                          29,351                32,190               82,739               88,923
  Restaurant                                        12,113                12,929               35,367               36,424
                                                  --------              --------             --------             --------
     Total net revenues                            160,530               168,209              464,532              491,533
                                                  --------              --------             --------             --------

Costs and expenses:
  Cost of sales (including motor fuel taxes)       127,026               131,716              368,971              389,960
  Operating expenses                                20,941                21,680               60,282               62,642
  General and administrative                         3,473                 4,416                9,652               12,293
  Depreciation and amortization                      2,874                 3,155                8,832                9,299
                                                  --------              --------             --------             --------
     Total costs and expenses                      154,314               160,967              447,737              474,194
                                                  --------              --------             --------             --------

     Operating income                                6,216                 7,242               16,795               17,339

Interest expense                                     5,247                 5,122               15,875               15,537
                                                  --------              --------             --------             --------

Income before extraordinary item                       969                 2,120                  920                1,802

Extraordinary item - loss from
 extinguishment of debt                                  -                     -                    -              (12,745)
                                                  --------              --------             --------             --------

     Net income (loss)                            $    969              $  2,120             $    920             $(10,943)
                                                  ========              ========             ========             ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  For the Nine Months Ended September 30, 1997
                                 (in thousands)

                                                                         Total
                                                                       Partners'
                                                  General    Limited    Capital
                                                 Partners   Partners   (Deficit)
                                                 --------   --------   ---------
Balances, December 31, 1996                      $(8,477)   $ 11,642   $  3,165

Capital contributions                                  -      11,047     11,047

Assignment of mandatorily
 redeemable preferred partnership interests            -     (19,600)   (19,600)

Accrual of preferred return on mandatorily
 redeemable preferred partnership interests            -      (1,165)    (1,165)

Net loss                                            (657)    (10,286)   (10,943)
                                                 --------   --------   ---------

Balances, September 30, 1997                     $(9,134)   $ (8,362)  $(17,496)
                                                 ========   ========   =========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                Nine Months Ended
                                          September 27,   September 30,
                                               1996            1997
                                          --------------  --------------
Cash flows  (used in) provided by
 operating activities:
  Net loss                                     $    920      $  (10,943)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
      Loss from extinguishment of debt                -          12,745
      Depreciation and amortization               8,832           9,299
      Deferred debt issuance cost
       amortization                               1,048           1,320
      Accretion of original issue
       discount                                     710              47
      Provision for losses on accounts
       receivable                                   171             192
Increase (decrease) from changes in :
      Accounts receivable                        (1,609)         (1,514)
      Inventories                                (1,542)            758
      Other current assets                         (262)           (824)
      Due from affiliates                          (474)          1,088
      Due to affiliates                              82            (201)
      Trade accounts payable                      3,157           8,355
      Accrued expenses and other
       liabilities                                6,136           1,735
                                               --------       ---------
          Net cash provided by
           operating activities                  17,155          22,057
                                               --------       ---------
Cash flows (used in) provided by
 investing activities:
  Purchases of property and equipment            (4,771)        (12,013)
  (Increase) decrease in other assets,
   net                                             (257)         (1,150)
                                               --------       ---------
          Net cash used in investing
           activities                            (5,028)        (13,163)
                                               --------       ---------
Cash flows (used in) provided by
 financing activities:
  Repayments of notes payable                   (21,000)        (23,639)
  Proceeds from notes payable                    16,061           2,000
  Repayments of long-term debt                   (2,469)       (151,800)
  Proceeds from long-term debt                        -         185,190
  Capital contributions                               -          11,047
  Payment of debt issuance costs                   (201)        (14,517)
  Decrease in cash overdrafts                    (6,314)              -
                                               --------       ---------
           Net cash (used in) provided
            by financing activities             (13,923)          8,281
                                               --------       ---------
Net increase in cash and cash
 equivalents                                     (1,795)         17,175

Cash and cash equivalents, beginning of
 period                                           5,688           3,182
                                               --------       ---------
Cash and cash equivalents, end of period       $  3,893       $  20,357
                                               ========       =========

===============================================================================
 Supplemental cash flow information -
    Interest paid during the period            $  9,894       $  12,640
    Non-cash financing activity
         Assignment of Preferred
          Partnership Interests                       -          19,600
         Accrual of Preferred Return                  -           1,165

     See accompanying notes to unaudited consolidated financial statements

1)   BASIS OF PRESENTATION

          The interim consolidated financial statements of Petro Stopping Centers, L.P. (the "Company") are unaudited, and certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these statements be read in conjunction with the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) for 1996 and 1997. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

          On January 30, 1997 the Company completed a recapitalization (the "Recapitalization"). As part of the recapitalization, affiliates of Chartwell Investments, Inc. ("Chartwell") became limited and general partners of the Company, an affiliate of Mobil Oil Corporation ("Mobil Long Haul") became a limited partner of the Company and Sequoia Ventures, Inc. and Roadside, Inc. (collectively, the "Fremont Partners") sold all of their partnership interests in the Company (See Note 2).

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

          Aggregate yearly term loan principal payments under the New Credit Agreement are as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998;
(iii) $4.5 million in 1999; (iv) $5.5 million in 2000; (v) $1.5 million in 2001;
(vi) $13.5 million in 2002; and (vii) $14.0 million in 2003.

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

4)   INVENTORIES
          The following is a summary of inventories at December 31, 1996 and September 30, 1997:

                                     1996       1997
                                   ---------  ---------
                                      (IN THOUSANDS)
Motor fuels and lubricants          $ 5,074    $ 4,481
Tires and tubes                       2,993      3,191
Merchandise and accessories           7,531      7,063
Restaurant and other                    726        831
  Less reserve for obsolescence      (1,129)    (1,129)
                                    -------    -------
  Total inventories                 $15,195    $14,437
                                    =======    =======


          In connection with new systems implemented in 1996, the Company identified items that were excess or obsolete inventory. The criteria established is merchandise in excess of a one year supply. The Company has established a reserve for obsolete and excess inventory amounting to approximately $1.1 million.

5)   PROPERTY AND EQUIPMENT
            Property and equipment is summarized at December 31, 1996 and September 30, 1997 as follows:

                                          ESTIMATED
                                            USEFUL
                                            LIVES
                                           (YEARS)      1996      1997
                                          ----------  --------  --------
                                                        (IN THOUSANDS)

Land                                             --   $ 34,970  $ 36,079
Buildings and improvements                       30     94,244    99,675
Furniture and equipment                        3-10     40,396    45,866
Leasehold improvements                         7-30     20,238    20,234
Facilities under development                     --        141       148
                                                      --------  --------
                                                       189,989   202,002
Less accumulated depreciation and                       30,450    37,105
 amortization                                         --------  --------
   Net property and equipment                         $159,539  $164,897
                                                      ========  ========

          Facilities under development include costs associated with new facilities and major renovations of existing facilities. Future commitments associated with major renovations of existing facilities totaled approximately $1.4 million at September 30, 1997. There were no future commitments associated with new construction of facilities at September 30, 1997.

6)   NOTES PAYABLE

          Notes payable at December 31, 1996 consisted of a five-year revolving credit facility under the Old Credit Agreement under which up to $35,000,000 was available (the "Old Facility"). The Old Credit Facility was to mature in June 1999. Interest was paid monthly at 1.5% over the bank's prime rate or 2.75% over the Eurodollar rate (the choice of which is determined by the Company at time of borrowing). Borrowings under the Old Facility were collateralized by substantially all of the Company's assets. The balance outstanding on the Old Facility was $21,639,000 as of December 31, 1996, all of which was repaid in connection with the amendment and restatement of the Old Credit Agreement in the Recapitalization.
There were no borrowings under the Revolving Credit Facility, as described in
Note 2, as of September 30, 1997.

          Also outstanding at December 31, 1996 under the Old Facility and at September 30, 1997 under the Revolving Credit Facility were standby letters of credit principally related to unfunded insurance claims in the amounts of $3,150,000 and $3,632,000, respectively, in addition to other various standby letters of credit of approximately $500,000 and $405,000, respectively.

7)   COMMITMENTS AND CONTINGENCIES
          The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on financial position or results of operations.

8)   MANDATORILY REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

          On January 30, 1997, the Company issued mandatorily redeemable preferred partnership interests with an assigned value of $19,600,000 to Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 9.5% for preferred interests owned by Mobil Long Haul and 8.0% for preferred interests owned by the Cardwell Group, and are subject to mandatory redemption 270 days after the tenth anniversary of the date of closing of the Recapitalization, which is subsequent to the maturity date of the New Notes.

          The preferred returns on the mandatorily redeemable preferred partnership interest accrue, but are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture governing the New Notes and the New Credit Agreement restrict the payment of dividends on mandatorily redeemable preferred partnership interests.

          At September 30, 1997, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $1,165,000, with a corresponding increase in partners' deficit.

9)   RELATED PARTY TRANSACTIONS
          Included in the costs of the Recapitalization discussed at Note 2 are fees and expenses paid to Chartwell of approximately $3.1 million pursuant to the terms of the financial advisory agreement between the Company and Chartwell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Recapitalization

     On January 30, 1997, Petro Stopping Centers, L.P., (the "Company") consummated a transaction in which Chartwell Investments, Inc. ("Chartwell") and Mobil Long Haul, Inc. ("Mobil Long Haul") invested $20.7 million and $15.0 million, respectively (the "Equity Investment"), in order to directly acquire the partnership interests of the Company owned by Sequoia Ventures, Inc. and Roadside, Inc. (collectively the "Fremont Partners") for approximately $25.6 million and to invest approximately $10.1 million in the Company. James A. Cardwell Sr., James A. Cardwell Jr. and certain of their affiliates (collectively, the "Cardwell Group") maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1.0 million in the Company (the "Kirschner Investment"). Following their Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.8%), the Cardwell Group (approximately 39.9%), Mobil Long Haul (approximately 7.4%), and Kirschner (2.0%), and the preferred partnership interests of the Company are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million). Chartwell and the Cardwell Group own both general and limited partnership interests in the Company, and Mobil Long Haul and Kirschner own only limited partnership interests in the Company. Mobil and the Company also entered into certain supply and marketing agreements in connection with the Recapitalization (as defined).

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

Ongoing Operations

            The following table sets forth the development of the Company's Stopping Center network since 1993.


                                                    AS OF SEPTEMBER 30
                                                    ------------------
                                               1993  1994  1995  1996  1997
                                               ----  ----  ----  ----  ----
     Company-operated Stopping Centers:
      Full-sized......................           20    21    23    23    25
      Petro:2 :.......................            3     3     3     3     3
     Franchised.......................           12    12    14    15    17
     Independently operated...........            1     1     1     -     -
                                               ----  ----  ----  ----  ----

      Total Stopping Centers..........           36    37    41    41    45
                                               ====  ====  ====  ====  ====

          The following table sets forth information on Stopping Centers opened since January 1, 1993, all of which were full-sized facilities.


                         LOCATION                              DATE OPENED
               Company-operated Stopping Centers:
                    Laramie, Wyoming                           October 1993
                    Medford, Oregon                           February 1995
                    Ocala, Florida                              June 1995
                    N. Baltimore, Ohio                         August 1997
                    N. Little Rock, Arkansas                  September 1997

                    Franchised:
                    Fargo, North Dakota                       November 1994
                    Carnesville, Georgia                       January 1995
                    York, Nebraska                            December 1996
                    Scranton, Pennsylvania                       May 1997


          During the third quarter of 1997 the Company acquired two locations. The new sites acquired were North Baltimore, Ohio and North Little Rock, Arkansas. The sites acquired were existing truck stops. The North Baltimore site is leased at $560,000 per year. The North Little Rock site was purchased for $5.5 million. The Company opened a stand-alone Petro:Lube in Franklin, Kentucky in August 1996 in addition to new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At September 30, 1997, the Company had no new Stopping Centers under construction. The approximate construction cost of a new stopping center (exclusive of land) is between $7.0 and $9.5 million.

          The Company operates 28 truck stop facilities selling diesel fuel and gasoline, of which 25 are full size facilities. Full sized facilities include a Diesel Fuel Island, the Iron Skillet Restaurant, a Petro:Lube and a Travel Center. In addition, nine of the 25 facilities also have separate convenience stores. The Company also operates three Petro:2 facilities which are a smaller version of the full size facility with various fast food offerings. The Company has 17 additional locations which operate under franchise agreements.

          Historically, the Company's revenues at each of its full-sized Stopping Centers were recorded through the following divisions; diesel fuel island, restaurant, Petro:Lube, and travel and convenience store. Beginning with the first quarter of 1997 and in connection with new management, the presentation format for results of operation has been changed to reflect revenues from fuel, non-fuel and restaurant. The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The presentation will allow management to focus more closely on the major sources of revenues of the business. The other operations included in non-fuel revenue includes franchise royalties, rental revenue from video poker operations in Louisiana and a motel and RV park in Oregon.

          The Company's fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $44,190,000 and $47,967,000 for the three-month periods ended September 27, 1996 and September 30, 1997, respectively, and $129,470,000 and $137,062,000 for the nine-month periods ended September 27, 1996 and September 30, 1997, respectively.

          Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 27, 1996

          Overview. The Company's net revenues increased 5.8% to $491,533,000 in the first nine months of 1997 from $464,532,000 in the first nine months of 1996. The increase was due principally to a 6.1% increase in fuel gallons and an increase of 7.5% and 3.0% in non fuel and restaurant sales, respectively, from the prior year. The increases in revenues were offset by product costs, associated with higher levels of revenue, higher general and administrative expenses and slightly higher operating expenses over the prior year. General and administrative expenses increased to approximately $12.3 million from $9.7 million for the same period in the prior year. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current year.

          Fuel. Revenues increased 5.7% to $366,186,000 in 1997 from $346,426,000 in 1996. Fuel revenues increased due to a 6.1% increase in fuel volumes. On a comparable unit basis fuel volumes increased 5.6%. Fuel costs were up in the first quarter, but have declined in the second and third quarters. On a per gallon basis, margins remained relatively flat compared to fuel margins in the prior year's period.

          Non-Fuel. Revenues increased 7.5% to $88,923,000 in 1997 from $82,739,000 in 1996. On a comparable unit basis sales increased 7.2%. Gross margins increased 7.4% to $48,613,000 in 1997 from $45,281,000 in 1996. This increase was due to improved cost management.

          Restaurant. Revenues increased 3.0% to $36,424,000 in 1997 from $35,367,000 in 1996. On a comparable unit basis revenues increased 1.9%. Management implemented certain menu changes at its Iron Skillet Restaurants in the first quarter designed to enhance revenues, which is contributing to the increased sales. Gross margin in the restaurants improved by approximately 4.0% in total and approximately 3.0% on a comparable unit basis. The improvement is due in part to management focus on costs and implementation of menu changes.

          Costs and Expenses. Total costs and expenses increased 5.9% to $474,194,000 in the first nine months of 1997 from $447,737,000 for the same period in 1996. On a comparable unit basis, total costs and expenses increased 5.6% in the first nine months of 1997. Costs of sales increased $20,989,000 or 5.7% in 1997 from 1996. The increase is due to higher fuel and product costs for both fuel and non-fuel revenue streams. Operating expenses increased $2,360,000 or 3.9% to $62,642,000 in 1997. The increase is primarily due to employee related expenses. General and administrative expenses increased to approximately $12.3 million from $9.7 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, certain transition costs for new programs, professional and travel related expenses in the current year.

          Interest Expense. Interest expense decreased $338,000 to $15,537,000 during the first nine months of 1997 compared to 1996 due to lower interest rates, combined with a reduction in amortization of deferred debt issuance costs, offset by a higher level of debt outstanding.

          Income before extraordinary item. The Company reported income before extraordinary item of $1,802,000 in 1997 as compared to $920,000 for 1996.

          Extraordinary item. Extraordinary item reflects a charge to earnings of approximately $12.7 million relating to amendment of the Old Credit Agreement, retirement of Old Notes and Debt Warrants and the write-off of deferred debt issuance costs.

          Net loss. Net loss reflects loss of $10,943,000 for 1997 after the extraordinary item compared to a reported net income of $920,000 for 1996.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 27, 1996

          Overview: The Company's net revenues increased 4.8% to $168,209,000 in the third quarter of 1997 from $160,530,000 in the third quarter of 1996. This increase was due principally to a 9.6% increase in fuel gallons and increases in non fuel sales, partially offset by a decline in fuel selling price per gallon. On a comparable unit basis fuel gallons increased 8.2%. The increase in revenues was offset by volume related costs and slightly higher operating expenses over the prior year period. General and administrative expenses increased to approximately $4.4 million from $3.5 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, professional and travel related expenses in the current period.

          Fuel. Revenues increased 3.4% to $123,090,000 in 1997 from $119,066,000 in 1996. The increase was due to a 9.6% increase in fuel volumes, offset by a 5.7% decrease in selling price per gallon sold. On a comparable unit basis fuel volumes increased 8.2%. The decline in selling price was the result of a reduction in wholesale product costs. On a per gallon basis, margins increased approximately 2.8% compared to the prior year.

          Non-Fuel. Revenues increased 9.7% to $32,190,000 in 1997 from $29,351,000 in 1996. On a comparable unit basis sales increased approximately 8.8%. Gross margins increased 8.1% to $17,599,000 in 1997 from $16,281,000 in
1996.

          Restaurant. Revenues increased 6.7% to $12,929,000 for the current year period compared to $12,113,000 in the prior year. On a comparable unit basis revenues increased 3.6%. Management implemented certain menu changes at its Iron Skillet Restaurants in the first quarter designed to enhance revenues, which is contributing to the increased sales. Gross margin in the restaurants improved by approximately 3.8% on a comparable unit basis. The increase is due in part to management focus on costs.

          Costs and Expenses. Total costs and expenses increased 4.3% to $160,967,000 in the third quarter of 1997 from $154,314,000 in 1996. On a comparable unit basis total costs and expenses increased 4.1% in the third quarter of 1997. Costs of sales increased 3.7% to $131,716,000 in 1997 from $127,026,000 in 1996. The increase is due to volume costs associated with higher revenue levels and the two acquired sites. Operating expenses increased $739,000 or 3.5% to $21,680,000 in 1997. On a comparable unit basis operating expenses increased 1.9% in 1997. The increase is primarily due to employee related expenses. General and administrative expenses increased to approximately $4.4 million from $3.5 million in the prior year period. This increase was principally due to an increase in the accrual of certain employee expenses, professional and travel related expenses in the current period.

          Interest Expense. Interest expense decreased $125,000 to $5,125,000 during the third quarter of 1997 compared to 1996 due to lower interest rates, combined with a reduction in amortization of deferred debt issuance costs, offset by a higher level of debt outstanding.

          Income before extraordinary item. The Company reported income before extraordinary item of $2,120,000 in 1997 as compared to $969,000 for 1996.

          Extraordinary item. No extraordinary items were reflected during the third quarter of 1997 or the third quarter of 1996.

          Net income. Net income for the third quarter of 1997 was $2,120,000, compared to $969,000 for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures totaled $12,013,000 for the first nine months of 1997 and $4,771,000 for 1996. Included in the capital expenditures for 1997 were funds spent on the acquisition of the North Baltimore, Ohio and North Little Rock, Arkansas locations. Additional expenditures were due to rebranding and fuel automation at various locations and the Company's information systems. Capital expenditures for 1996 included funds spent on the construction of the new Petro:Lube facilities in Medford, Oregon and Franklin, Kentucky.

          The Company has a $25.0 million revolving line of credit, that at September 30, 1997 had letters of credit issued for approximately $4.1 million, resulting in an availability of approximately $20.9 million. As of September 30, 1997 there were no borrowings on the line of credit.

          The term loans made to the Company under the Credit Facility Agreement require the Company to make quarterly payments of principal. Aggregate yearly term loan principal payments under the New Credit Agreement are as follows: (i) $2.0 million in 1997; (ii) $3.0 million in 1998; (iii) $4.5 million in 1999;
(iv) $5.5 million in 2000; (v) $1.5 million in 2001; (vi) $13.5 million in 2002;
and (vii) $14.0 million in 2003.

          The Company had negative working capital of $3,599,000 at September 30, 1997 and negative working capital of $13,863,000 at December 31, 1996. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

          Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1,165,000 for the nine months ended September 30, 1997. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture governing the New Notes and New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

          Insurance: The Company, up to certain limits, pays its own workers' compensation and general liability claims. Through September 30, 1997, the Company has paid claims aggregating $1,500,000 and $605,000 relating to workers compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred, but not reported, claims.

Recapitalization:

          In connection with the Recapitalization, the Old Credit Agreement was amended and borrowings thereunder, 94% of existing Old Notes and 99% of outstanding Debt Warrants were repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the New Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25.0 million revolving credit facility (the "Revolving Credit Facility"), a $40.0 million Expansion Facility, a $14.0 million Term Loan A and a $30.0 million Term Loan B.

          The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25.0 million at any time until the fifth anniversary of the date of the recapitalization, the proceeds of which may be used for working capital and other corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. The Expansion Facility permits the Company to borrow, repay and reborrow up to $40.0 million for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary of the date of the recapitalization. Term Loan A is repayable in 15 quarterly installments, the first of which was made on September 30, 1997. Term Loan B is repayable in 26 quarterly installments, the first of which was made on September 30, 1997.

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

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 3 to the consolidated financial statements.
At September 30, 1997, such accrual balance amounted to approximately $184,000 and, in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At September 30, 1997, the Company has a receivable of approximately $240,000 related to recoveries of certain remediation costs from third parties.

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

(a) Exhibits
      Exhibit 10 - Operating Lease Agreement between Petro Stopping Centers, L.P. and Quadland Corporation dated August 4, 1997

      Exhibit 27-Financial Data Schedule

 (b)  Reports on Form 8-K

      The Registrant filed a Form 8-K report on September 3, 1997 and a Form 8-K/A report on September 11, 1997, both related to - Item 4. - Changes in Registrant's Certifying Accountant

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PETRO STOPPING CENTERS, L.P.
                                                 (Registrant)


Date:  November 12, 1997                      /s/ Larry J. Zine
                                           -----------------------
                                           Larry J. Zine
                                           Executive Vice President
                                           and Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

10                                         Lease Agreement, dated as of
                                           August 4, 1997, between the Company
                                           and Quadland Corporation.

27                                         Financial Data Schedule