Form 10-K405
period 1997-12-31
PETRO STOPPING CENTERS L P
filed 1998-03-30
CIK 919942

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997


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

                           ---------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

                           ---------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                       --      --

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable

   DOCUMENTS INCORPORATED BY REFERENCE: Portions of Item 14 of Part IV are incorporated by reference to: Petro Stopping Centers, L.P.'s Registration Statement No. 33-76154, filed on April 26, 1994; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1994, filed on July 1, 1994; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 15, 1995 ; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1995, filed on March 28, 1996 ; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on April 14, 1996; and Petro Stopping Centers, L.P.'s Current Report on Form 8-K filed on September 3, 1997, as amended on Form 8-K/A, filed on September 11, 1997.
================================================================================

                                     PART I
ITEM 1.  Business

General
     Petro Stopping Centers, L.P. (the "Company") is a leading operator of large, full-service truck stops with a nationwide network of 46 facilities known as Petro Stopping Centers ("Stopping Centers"), located in 29 states. The Company has built its reputation by providing a high level of customer service in a consistently clean and friendly environment. Each Stopping Center offers a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers ("Petro:Lubes") and travel and convenience stores to commercial truck drivers, other highway motorists and local residents. Of the 46 Stopping Centers, 18 are operated by franchisees who are required to meet the Company's high standards of quality and service.

     The Company's primary customers are commercial and private trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. The Company sells diesel fuel to over 10,600 trucking accounts. By serving the needs of this customer base, the Company has continued to grow its revenues and generate stable cash flow.

     The Company's facilities are designed to offer a number of benefits to truck fleet operators and drivers. These advantages generally include well-lit and fenced parking lots to enhance security for drivers, trucks and freight; spacious parking areas and well-designed traffic flow to reduce truck stop accidents; and fewer stops and out-of-route miles through the use of the Company's one-stop, multi-service facilities. As trucking fleets consolidate and outsource their fueling as well as maintenance requirements, the Company's facilities continue to experience sizable growth in diesel fuel volume and preventive maintenance revenues.

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

     In October 1996, Jack Cardwell, Jim Cardwell, JAJCO II, Inc. ("JAJCO"), Petro Inc. (together with Jack Cardwell, Jim Cardwell, and JAJCO, collectively, the "Cardwell Group"), Mobil Long Haul Inc. ("Mobil Long Haul"), wholly owned by Mobil Oil Corporation ("Mobil"), Petro Holdings GP Corp. ("Holdings GP"), Petro Holdings LP Corp. ("Holdings LP") and together with Holdings GP, "Chartwell," both of which were newly formed affiliates of Chartwell Investments Inc. ("Chartwell Investments") and the Company, entered into the Omnibus Agreement pursuant to which the parties thereto agreed, among other matters, that Chartwell and Mobil Long Haul would acquire the general and limited partnership interests of the Company owned by Sequoia Ventures, Inc. ("SVI") and Roadside (and together with SVI, the "Fremont Partners") and invest in the Company. On January 30, 1997, the Company consummated the Omnibus Agreement transaction in which Chartwell and Mobil Long Haul invested $20,700,000 and $15,000,000, respectively (the "Equity Investment"), and directly acquired the partnership interest of the Fremont Partners for approximately $25,600,000 and invested approximately $10,100,000 in the Company. The Cardwell Group maintained their capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1,000,000 in the Company (the "Kirschner Investment"). Following their Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell

(approximately 50.6%), the Cardwell Group (approximately 39.7%), Mobil Long Haul (approximately 7.3%), and Kirschner (2.4%), and the mandatorily redeemable preferred partnership interests of the Company are owned by Mobil Long Haul ($12,000,000) and the Cardwell Group ($7,600,000). Chartwell and the Cardwell Group own both general and limited partnership interests in the Company, and Mobil Long Haul and Kirschner own only limited partnership interests in the Company. Mobil and the Company also entered into certain supply and marketing agreements in connection with the Recapitalization (as defined).

     As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% Senior Notes due 2007, (the "New Notes") and made a tender offer (the "Tender Offer") for all of, and repurchased approximately 94% of, its 12 1/2% Senior Notes due 2002 (the "Old Notes") and 100% of the outstanding debt warrants (the "Debt Warrants").

     The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement"). The New Credit Agreement consists of a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $14,000,000 Term Loan A, a $30,000,000 Term Loan B and a $40,000,000 Expansion Facility (the "Expansion Facility"). The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

     The Recapitalization consists of the Equity Investment, the Tender Offer, the Kirschner Investment, the issuance of the New Notes and the entering into of the New Credit Agreement.

Petro Stopping Centers

    There are 28 Company-operated Stopping Centers, of which 25 are full-size locations and three are Petro :2 Centers ("Petro:2 Centers"). There are 18 franchised facilities, of which 14 are "full-service" locations and four are Petro:2 Centers. Petro:2 Centers provide the same basic fuel, non-fuel, and restaurant services as full-sized Stopping Centers, but on a smaller scale and with fewer amenities. A typical full-size Stopping Center is built on 15 to 30 acres with separate entrances and parking areas for trucks and automobiles. Parking areas typically accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles, and are well lit and fenced to maximize customer safety. Petro Stopping Centers are open 24 hours a day and typically consist of the following:

Fuel

    Each Stopping Center has a diesel fuel island which is a self-service facility for professional drivers that typically consists of eight to 16 fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of the truck's two tanks. Pursuant to its strategic alliance with Mobil, the Company converted to selling Mobil branded diesel fuel with the Company's proprietary Petro Power Plus fuel additive at all of the Company-operated diesel fuel islands during 1997. All Company-operated diesel fuel islands and dispensers carry signage with both the "Petro" and "Mobil" brand names.

    In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 27 of the Company's 28 locations. The auto fuel islands are accessed by separate "auto-only" entrances which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to 12 fuel dispensers for convenient and efficient fueling.

Non-fuel

    In 1983 the Company opened its first Petro:Lube facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes have been introduced at all of the Company-operated full-size Stopping Centers and at two of its three Petro:2 Centers. Petro:Lube facilities offer oil and filter changes, lubrication and new, used and retread tires, as well as tire repair. The Company was the first truck stop chain to offer service to truckers on an express basis.

    Each Petro:Lube sells a limited number of high-quality brands such as Mobil Delvac, Shell Rotella and Chevron Delo heavy duty motor oils and Kelly, Bridgestone and Firestone tires. Under the marketing agreements entered into with Mobil, Petro:Lube locations feature Mobil's Delvac brand lubricants and have developed marketing programs and strategies with Mobil. See Item 13 "Certain Relationships and Related Transactions." Each Petro:Lube honors manufacturers' warranties as well as the Company's warranties for work performed at any Petro:Lube throughout the country.

    Petro:Lube services are primarily utilized by owner/operators and small fleets, but larger fleets are increasingly looking to outsource their maintenance needs. In addition to Stopping Center locations, the Company opened a stand-alone Petro:Lube in 1996.

    To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a "mini-mart" offering an array of deli take out food, snack foods, beverages, toiletries and a basic selection of trucker accessories and supplies. In addition, other services including certified scales, check cashing, money wire services, permit services, faxing and copying are available. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

    Each Stopping Center also includes a Travel Store featuring merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include clothing, electronics such as televisions, mobile satellite dishes, VCR's and CB radios as well as toiletries, gifts and truck accessories such as cables, fuses, reflectors and antennae. A travel store typically carries approximately 7,500 SKUs and averages 1,900 square feet of selling space.

    To meet the personal and business needs of commercial drivers and other motorists, the Company provides numerous additional services at its Stopping Centers. At the typical Stopping Center, customers have access to telephone, fax and other communications services, overnight express drop boxes and ATMs. Professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by a third-party at most locations. In addition, they can receive their paychecks and cash advances. For a driver's comfort and relaxation, Stopping Centers provide laundry facilities, game rooms, television viewing rooms and at certain Stopping Centers, movie theaters.

    Each full-size Stopping Center features 12 to 18 private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security. The Company also leases retail space at its Stopping Centers to independent merchants.

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

Restaurants

    Each full-size Stopping Center includes the Company's trademarked "Iron Skillet" restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and waitress service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet prides itself on the "home cooked" items prepared fresh at each location. Recipes developed at the Company's test kitchen in El Paso are accessible from each location by computer. In addition, two of the Company operated Petro:2

Centers currently contain a "Quick! Skillet" restaurant, which offers a narrower menu selection than the Iron Skillet restaurant at full-sized Stopping Centers.

    Iron Skillet restaurants are open 24 hours per day, 365 days per year and have "drivers only" sections. Public telephones are generally available throughout the dining area for customer convenience.

    The Company has introduced nationally branded fast food concepts at several of its locations. The Company currently operates one Wendy's, two Blimpie Subs & Salads and three Pizza Hut Express units and plans to expand its fast food program during the next several years. In addition, the Company has introduced its own branded deli program within the locations known as "The Filling Station." At December 31, 1997, the Company had three locations and plans to expand the concept in the future.

Competition

    The U.S. truck stop industry is large and highly fragmented. According to industry data, which is limited, there are approximately 2,200 truck stops located on interstate highways. Management believes that approximately 30% are operated by eight major national or regional truck stop chains. Long-haul trucks can obtain diesel fuel from a wide variety of sources, including their own fueling terminals, chains of large, high-quality truck stops, limited service fueling facilities and some large service stations. The Company believes that, while it competes with all truck stops, its principal competitors are increasingly large, multi-service truck stop chains. Management believes that eight chains accounted for approximately 45% of the 13.0 billion gallons of over-the-road diesel fuel sold in 1996 in the United States and that the market share of these large chains continues to increase as fleets look to do business with fewer, more nationally represented providers to meet their needs. Trucking fleets typically place a limited number of truck stop chains in their approved fuel networks in an attempt to consolidate and leverage purchasing power. Certain of the Company's competitors have substantially greater financial and marketing resources than the Company.

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

Fuel Suppliers

    Historically, the Company has not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. On occasion the Company has purchased fuel in the forward contract market. In connection with the Recapitalization, the Company has entered into 10-year supply agreements with Mobil Oil Corp. ("Mobil") under which Mobil will supply the Company-operated Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. The diesel fuel sold at all Company-operated Stopping Centers is branded Mobil Diesel, and the Company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the diesel fuel and gasoline supply agreement dated January 30, 1997(the "Supply Agreement"), the Company has agreed to purchase from Mobil specified distribution terminals a minimum number of gallons of diesel fuel and gasoline on a monthly basis and on an annual basis, subject to product availability and reductions by Mobil under certain described circumstances and subject to existing gasoline supply contractual obligations. As a result of the Supply Agreement and in order to comply with the laws governing the branding of diesel fuel, Mobil Diesel Supply Corp. ("MDS"), a wholly owned subsidiary of Mobil, was formed. MDS purchases diesel fuel from third-party suppliers and then sells it back to the Company at cost, given that Mobil cannot supply 100% of the Company's diesel fuel demand due to limited product availability and restrictions on the amount of diesel fuel that the Company is allowed to purchase from Mobil. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel demand and to comply with branding laws, which require Mobil to first take possession of the fuel before it can be branded as Mobil Diesel.

    The Supply Agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, the Company may request that Mobil meet such lower price or allow a portion of the Company's diesel fuel requirements to be supplied from such MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil specified distribution terminals fixed by the Supply Agreement. The Supply Agreement also places a monthly limit on the maximum number of gallons of diesel fuel and gasoline that the Company may lift from Mobil specified distribution terminals. See Item 13. "Certain Relationships and Related Transactions."

    The Company purchases diesel fuel for each of its Company-operated Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 1997, the Company purchased the majority of its diesel fuel from two key suppliers. The Company purchased approximately 40% and 27% of diesel fuel from MDS and Mobil, respectively, during 1997.


Trademarks and Trade Names

    The Company is the owner in the United States of various trademarks and service marks. The Company grants franchisees the non-exclusive right to use the proprietary marks at franchised locations. The Company regards its trademarks and service marks as valuable assets and believes that they have significant value in the marketing of its products and services.

Governmental Regulation

Environmental Regulation

    The Company's operations and property are subject to extensive federal and state legislation and regulations relating to environmental matters. The Company uses underground and above ground storage tanks to store petroleum products and waste oils. Statutory and regulatory requirements for underground storage tank ("UST") systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from an UST into the environment. The Company is also subject to regulations in certain locations relating to vapor recovery and discharges into water. Management believes that all of its USTs are currently in compliance with applicable requirements and that it is currently in compliance with all other applicable environmental laws and regulations. Some existing laws and regulations relating to USTs do not become applicable immediately and have future compliance schedules. The Company is currently in the process of installing cathodic protection and overfill equipment or devices on its older USTs (those installed before 1988) and plans to complete that work on or before the dates required to achieve compliance under the current regulations. The Company plans to spend approximately $390,000 in 1998 in connection with this work. If additional requirements are imposed, additional expenditures may be required. During 1995, 1996, and 1997, the Company's expenditures for environmental matters were $261,000, $180,000, and $154,000, respectively. See Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 1997 for a discussion of its accounting policies relating to environmental matters.

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

    The Louisiana State Police, who administer the gaming licensing process in Louisiana, issued citations in February 1998, against the licensee of video poker at the two Petro Truck Stops in Louisiana, alleging failure to file complete license application forms for the business. An administrative hearing officer of the Louisiana Gaming Control Board issued a recommendation that the video poker business be suspended at both locations for a period of 30 days. This recommendation is being appealed to the Louisiana Gaming Control Board. Management believes that mitigating circumstances exist to justify overturning on appeal the hearing officer's recommendation. Management does not believe that the ultimate outcome of this matter will have a material adverse effect on the business or financial condition of the Company.

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

    The Company is also a franchisor under the PMPA because it distributes and sells diesel fuel and gasoline under Mobil's trademarks to its franchisees. Thus, the Company is subject, as a franchisor, to PMPA's termination, nonrenewal and notice requirements in each of its individual motor fuel contracts with its franchisees. At the same time, the Company is entitled to PMPA's protections in its branded supply agreements with Mobil, as well as other branded suppliers. The Company is not party to any PMPA litigation.

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

Employees

    At December 31, 1997, the Company had a total of 3,691 employees, of which 3,408 were full-time and 283 were part time. At that date, 515 of the Company's employees were salaried and performed executive, management or administrative functions and the remaining 3,176 employees were hourly employees. Almost 95% of the Company's employees worked at the Stopping Centers and most employees at the Stopping Centers work on an hourly basis.

    The Company has never had a work stoppage and none of its employees is represented by a labor organization. The Company believes that it provides working conditions, wages and benefits that are competitive with other providers of the kinds of products and services offered by the Company.

ITEM 2.  Properties

    The Company's corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The Company leases the entire building from a member of the Cardwell Group. The Company's lease of the building expires in December 2005 and provides for annual rental payments of $336,000, plus taxes, maintenance and operating expenses. See
Item 13 "Certain Relationships and Related Transactions."

    The Company owns 24 of its 28 Stopping Centers in their entirety, owns all but four acres of the West Memphis Stopping Center site, owns the facility and leases the land at the Hammond, Louisiana site and leases both the Effingham, Illinois and North Baltimore, Ohio Stopping Centers sites in their entirety.

    The Company owns a site in Green River, Wyoming which is suitable for the construction of a new Stopping Center. The Company also has options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located adjacent to four existing Stopping Centers: Shreveport, Louisiana (7 acres subject to option); Weatherford, Texas (34 acres); Beaumont, Texas (17 acres); and Oklahoma City, Oklahoma (30 acres). See Item 13 "Certain Relationships and Related Transactions."

    The Stopping Center located in Effingham, Illinois is leased from an entity owned by current and former employees of the Company. The lease expires in May 2006 and provides for adjustable rental payments tied to interest rates (the "Basic Rent"), which currently are approximately $89,000 per month, plus taxes and operating expenses. The Company has three consecutive options to renew this lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal and a right of first refusal to purchase the Stopping Center complex. See Item 13 "Certain Relationships and Related Transactions."

    The land at the Hammond, Louisiana and a small portion (approximately four acres) of the West Memphis, Arkansas Stopping Centers are subject to ground leases. The Hammond ground lease expires in September 1998 and provides for annual rental payments of $109,000, plus taxes. The Company has an option to renew the ground lease for an additional six years at the current annual rent increased by the percentage increase in the consumer price index from the commencement date of the lease to the commencement of the first option, provided that such increase shall not exceed 10%. The Company has the option, which expires at the end of the lease term, to purchase the entire 21 acre tract of land for $4.53 per square foot. If the Company elects to purchase less than all of the property, the price shall be at a price to be determined according to a formula specified in the lease. The Company's ground lease at the West Memphis site expires in April 2005, and the Company has two additional options to renew the ground lease for 10 years each, with scheduled rent increases every five years, and a right of first refusal to purchase the land. Under the lease, the Company makes annual rental payments of approximately $40,000 plus taxes.

    The Stopping Center located in North Baltimore, Ohio is leased in its entirety. The lease expires in August 2001 and provides for annual rental payments of $560,000, plus taxes. The Company has four renewal options of five years each with rental adjustment based on the Consumer Price Index. The Company also has a purchase option on the property which may be exercised at any time during the lease.

     The following table outlines the Company-operated Stopping Centers at December 31, 1997:

                                                                             Approximate
                                                             -----------------------------------------------
                                                             Stopping           Total           Size of Main
             Location                                         Center          Acreage at          Building
             --------                Date Opened              Acreage          Location          (Sq. Ft.)
                                     -----------              -------          --------           --------
Company - operated
  El Paso, Texas ..................  Apr.  1975                 31                51               20,000
  Weatherford, Texas ..............  Sept. 1977                 25                25               21,000
  Beaumont, Texas .................  May   1981                 20                20               12,300
  San Antonio, Texas ..............  Sept. 1982                 21                21               13,200
  Eloy/Casa Grande, Arizona .......  June  1984                 23                36               12,300
  Corning, California .............  May   1985                 18                18               12,300
  Amarillo, Texas..................  June  1985                 20                32               13,800
  Shreveport, Louisiana............  Nov.  1985                 18                21               13,800
  Hammond, Louisiana (a) ..........  Jan.  1986                 16                21               12,300
  West Memphis, Arkansas (a) ......  Aug.  1986                 24                63               13,800
  Milan, New Mexico ...............  Nov.  1986                 23                30               13,800
  Knoxville, Tennessee ............  Mar.  1987                 25                25               13,800
  Kingman, Arizona ................  Dec.  1987                 38                67               14,600
  Oklahoma City, Oklahoma .........  May   1988                 30                30               14,600
  Perrysburg/Toledo, Ohio .........  Aug.  1988                 33                74               20,000
  Kingdom City, Missouri ..........  Feb.  1989                 25                35               20,500
  Bucksville, Alabama .............  Feb.  1990                 48                51               14,400
  Girard/Youngstown, Ohio .........  May   1990                 29                98               20,000
  Vinton, Texas....................  Jan.  1991                  8                19                4,800
  Effingham, Illinois (b) .........  Mar.  1991                 30                30               20,000
  Kingston Springs, Tennessee .....  Sept. 1991                  9                12                6,900
  Shorter, Alabama ................  Sept. 1991                  9                 9               12,700
  Atlanta, Georgia.................  Mar.  1992                 64                69               21,500
  Laramie, Wyoming ................  Oct.  1993                 35                50               15,500
  Ocala, Florida...................  Jun.  1995                 37               170               20,500
  Medford, Oregon .................  Jan.  1995                 15                15               11,500
  North Baltimore, Oregon (a) .....  Aug.  1997                 17                40               29,000
  North Little Rock, Arkansas .....  Sept. 1997                 17                24               16,000

------------

(a) The North Baltimore, Ohio facility is leased in its entirety, and the Hammond, Louisiana and four acres of West Memphis, Arkansas units are subject to ground leases.
(b) As discussed above, the Effingham, Illinois facility is owned by one present and five former Company employees and leased to the Company.

Franchises

    Since 1985, the Company has franchised others to operate Stopping Centers in particular markets. The following table sets forth information on the Company's 18 franchising arrangements at December 31, 1997.

                                                      Date Center    Expiration of
                      Location                          Opened       Franchise (1)
                      --------                          ------       -------------
  Elkton, Maryland                                    Sept. 1985       Mar. 1998
  Ft. Chiswell, Virginia                               Mar. 1986       Mar. 1998
  Portage, Wisconsin                                  Sept. 1986       Dec. 2001
  Joplin, Missouri                                     Oct. 1987       Mar. 1998
  Lake Station, Indiana                                Oct. 1987       Mar. 1998
  Ruther Glen, Virginia                                Mar. 1988       Mar. 1998
  New Paris, Ohio                                      Oct. 1989       Oct. 1999
  Florence, South Carolina                             Feb. 1991       Feb. 2001
  Rochelle, Illinois                                   Apr. 1992       Apr. 2002
  Fargo, North Dakota                                  Nov. 1994       Nov. 2004
  Carnesville, Georgia                                 Jan. 1995       Jan. 2005
  Bordentown, New Jersey(2)                            May  1989       Dec. 2005
  York, Nebraska                                       Dec. 1996       Dec. 2006
  Scranton, Pennsylvania                               May  1997       May  2007
  Benton Harbor, Michigan                              July 1989       July 1999
  Salina, Kansas                                       Feb. 1990       Feb. 2000
  Jerome/Twin Falls, Idaho                             Dec. 1990       Dec. 2000
  Claysville, Pennsylvania                             Nov. 1997       Nov. 2017

_________
(1) All franchise agreements with the exception of one are for an initial ten-year term and are automatically renewed for two five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to expirations. The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately 15 years (expiring on December 2001) and it provides for only one five year renewal. All franchise agreements are in their initial term including the Elkton, Ft. Chiswell, Joplin and Lake Station agreements, whose initial terms have been extended from their initial termination dates of September 1995, March 1996, June 1997 and October 1997, respectively, until March 1998 by letter agreements. The Company is currently in the process of attempting to obtain a first renewal of such agreements.
(2) Bordentown, New Jersey was a licensee from the date of opening to December 1995, at which time it became a franchised location.

     One franchisee operates four locations, two operate three locations and nine operate one location each. All of the franchisees are unaffiliated with the Company, except Highway Service Ventures Inc., (See Item 13 "Certain Relationships and Related Transactions"), which operates the Elkton, Maryland, Ruther Glen, Virginia, Florence, South Carolina and Carnesville, Georgia locations.

    Each existing franchise agreement grants to the franchisee the right and license to operate a Stopping Center in a specified territory. The franchise agreements require that the franchisee build, at its own expense, and operate the Stopping Center in accordance with certain requirements, standards and specifications prescribed by the Company, including site approval, and that the franchisee purchase certain products from suppliers approved by the Company. The Company, in turn, is obligated to provide the franchisee with, among other things, advisory assistance in the operation of the franchised Stopping Center and assistance in connection with advertising and promotional programs.

    The agreements require the franchisee to pay the Company (subject to certain exceptions), in addition to certain initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During 1997, the

Company's revenues from its franchisees totaled $3,954,000. In addition, franchisees contributed $306,000 to advertising programs sponsored by the Company.

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

ITEM 3. Legal Proceedings

    The Company is from time to time involved in ordinary routine litigation incidental to its operations. The Company believes that the litigation currently pending or threatened against it will not have a material adverse effect on its consolidated financial condition or results of operations.


ITEM 4. Submission of Matters to a Vote of Security Holders

    None.


                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

    All of the Company's general and limited partnership interests are owned by the Cardwell Group, Chartwell, Mobil Long Haul and Kirschner. See Note 1 to the Company's Consolidated Financial Statements included elsewhere herein. Consequently, there is no established public trading market for the Company's equity.

ITEM 6.  Selected Financial Data

    The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data as of and for the years ended December 31, 1997, December 31, 1996, December 29, 1995, December 30, 1994 and December 31, 1993 have been derived from the audited financial statements of the Company. The unaudited financial data presented include, in the opinion of management, all necessary adjustments required for fair presentation of such data. In 1994, the Company adopted a 52/53 week fiscal year, which ended on the Friday closest to December 31. Beginning in 1996, the Company adopted a calendar year fiscal year, which ends on December 31. The acquisition, by the Company, of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.


                                                             Year ended    Year ended      Year ended     Year ended    Year ended
                                                            December 31,   December 30,    December 29,   December 31,  December 31,
                                                               1993           1994             1995          1996          1997
                                                               ----           ----             ----          ----          ----
                                                                                     (dollars in thousands)
                                                                                      --------------------
Net revenues (including motor fuel taxes):
  Fuel ..................................................   $ 340,044       $ 350,570        $ 385,181     $ 478,312     $ 513,571
  Non-Fuel ..............................................      80,740          93,446          100,447       111,410       122,609
  Restaurant ............................................      41,819          43,877           47,387        47,335        49,549
                                                            ---------       ---------        ---------     ---------     ---------
    Total net revenues ..................................     462,603         487,893          533,015       637,057       685,729
                                                            ---------       ---------        ---------     ---------     ---------

Costs and expenses:
  Cost of sales  (including motor fuel taxes) ...........     353,761         373,436          411,893       511,431       546,581
  Operating expenses ....................................      66,706          64,968           73,052        81,522        85,560
  General and administrative ............................      12,933          11,448           12,053        13,925        17,035
  Employee severance, benefit and placement expenses ....          --              --               --         2,534            --
  Depreciation and amortization (1) .....................       7,819           8,851           11,144        12,204        14,502
                                                            ---------       ---------        ---------     ---------     ---------
    Total costs and expenses ............................     441,219         458,703          508,142       621,616       663,678
                                                            ---------       ---------        ---------     ---------     ---------
Operating income ........................................      21,384          29,190           24,873        15,441        22,051

Recapitalization costs ..................................          --              --               --         2,938            --
Interest expense, net ...................................      15,515          18,711           21,098        21,263        20,292
                                                            ---------       ---------        ---------     ---------     ---------
  Income (loss) before extraordinary item and cumulative
    effect of a change in accounting principle ..........       5,869          10,479            3,775        (8,760)        1,759

Extraordinary item (2) ..................................          --           5,250               --            --        12,745
Minority interest .......................................          52             191               --            --            --
Cumulative effect of a change in accounting principle (7)          --              --               --            --         1,579
                                                            ---------       ---------        ---------     ---------     ---------
Net income (loss) (3) ...................................   $   5,817       $   5,038        $   3,775     $  (8,760)    $ (12,565)
                                                            =========       =========        =========     =========     =========
Other Data:
----------
EBITDA, as defined(4)(5) ................................   $  29,203       $  38,041        $  36,017     $  32,108     $  36,553
Capital expenditures(6) .................................      10,665           8,428           19,508         5,523        15,870
Balance Sheet Data:
------------------
Total assets ............................................   $ 190,848       $ 206,148        $ 221,699     $ 209,100     $ 239,666
Total  debt .............................................     143,843         161,459          168,392       166,727       183,190
Mandatorily redeemable preferred partnership interests ..          --              --               --            --        21,202
Total partners' capital (deficit) .......................       3,042           7,968           11,925         3,165       (19,555)
Cash Flow Presentation:
----------------------
Cash provided by operating activities ...................   $  14,792       $  13,084        $  12,766     $  14,668     $  30,328
Cash used in investing activities .......................     (11,045)        (18,915)         (21,130)       (5,337)      (15,779)
Cash provided by (used in) financing activities .........         938           2,441           10,229       (11,837)        7,065


(1) Includes depreciation and amortization relating to the Company's Stopping Centers. Amortization of deferred debt issuance costs is classified as interest expense.
(2) Extraordinary item reflects write-off of debt restructuring costs associated with retired debt.
(3) No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4) EBITDA, as defined, represents operating income before deducting depreciation, amortization and net interest. EBITDA data, which are not a measure of financial performance under generally accepted accounting principles, are presented because such data are used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.
(5) EBITDA, as defined, results for fiscal 1996 excludes certain one-time charges related to the Recapitalization and the change in management and operations. Included in the one-time charges were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves, included in cost of sales; and $.5 million in insurance related costs.
(6) Capital expenditures primarily represent the cost of new Stopping Centers and renovations of existing Stopping Centers.
(7) Cumulative effect of a change in accounting principle reflects expensing of costs related to process reengineering activities as required by EITF Issue No. 97-13 in the fourth quarter of 1997.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-K may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

    The forward-looking statements are included in, without limitation, "Business--Governmental Regulation", "--Liquidity and Capital Resources", "-- Environmental", and "--Recently Issued Accounting Pronouncements." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

General

Recapitalization

    As discussed in Item 1. "Business," as part of the Recapitalization, in the first quarter of 1997, the Company issued $135,000,000 of 10 1/2% Senior Notes due 2007 and made a tender offer for all of, and repurchased approximately 94% of, its 12 1/2% Senior Notes due 2002 and 100% of the outstanding debt warrants.

    The Company also amended its senior collateralized credit facility in the first quarter of 1997. The New Credit Agreement consists of a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $14,000,000 Term Loan A, a $30,000,000 million Term Loan B and a $40,000,000 Expansion Facility. The New Credit Agreement is collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

    As part of the Recapitalization in the first quarter of 1997, the Company recognized an extraordinary charge of $12,745,000 relating to the amendment of the Old Credit Agreement, retirement of the Old Notes and Debt Warrants and the write-off of deferred financing costs.

Ongoing Operations

The following table sets forth the development of the Company's Stopping Center network since 1993.

                                                         Open at the end of
                                               ------------------------------------
                                               1993    1994    1995    1996    1997
                                              -----   -----   -----   -----   -----
Company-operated Stopping Centers............    24      24      26      26      28
Franchised...................................    12      13      15      16      18
Independently operated.......................     1       1       -       -       -
                                               ----    ----    ----    ----    ----
  Total Stopping Centers.....................    37      38      41      42      46
                                               ====    ====    ====    ====    ====

     The following table sets forth information on Stopping Centers opened since January 1, 1993, all but one of which are full-sized facilities.


             Location                                      Date Opened
  ----------------------------------                       -----------
  Company-operated Stopping Centers:
      Laramie, Wyoming                                     October 1993
      Medford, Oregon                                      January 1995
      Ocala, Florida                                       June 1995
      N. Baltimore, Ohio                                   August 1997
      N. Little Rock, Arkansas                             September 1997

  Franchised:
      Fargo, North Dakota                                  November 1994
      Carnesville, Georgia                                 January 1995
      York, Nebraska                                       December 1996
      Scranton, Pennsylvania                               May 1997
      Claysville, Pennsylvania                             November 1997

      During 1997, the Company acquired two locations. The new sites acquired were North Baltimore, Ohio and North Little Rock, Arkansas. The sites acquired were existing truck stops. The North Baltimore site is leased at $560,000 per year. The North Little Rock site was purchased for $5,500,000. The Company opened a stand-alone Petro:Lube in Franklin, Kentucky in August 1996, in addition to new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At December 31, 1997, the Company had no new Stopping Centers under construction. The approximate construction cost of a new Stopping Center (exclusive of land) is between $7,000,000 and $9,500,000.

      The Company operates 28 truck stop facilities selling diesel fuel, 27 of which also sell gasoline. Of these facilities, 25 are full size facilities. Full-sized facilities include a Diesel Fuel Island, the Iron Skillet Restaurant, a Petro:Lube and a Travel Store. In addition, eight of the 25 facilities also have separate convenience stores. The Company also operates three Petro:2 facilities which are a smaller version of the full size facility with various fast food offerings. The Company has 18 additional locations which operate under franchise agreements. On February 19, 1998 and March 19, 1998, the Company added two franchise locations at Breezewood, Pennsylvania and Milton, Pennsylvania, respectively. The Company believes it will add additional franchise locations during 1998.

      Historically, the Company's revenues at each of its full-sized Stopping Centers were recorded through the following divisions: diesel fuel island, restaurant, Petro:Lube and travel and convenience store. Beginning with the first quarter of 1997 and in connection with new management, the presentation format for results of operation has been changed to reflect revenues from fuel, non-fuel and restaurant. The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The presentation will allow management to focus more closely on the major sources of revenues of the business. The other operations included in non-fuel revenue includes franchise royalties, rental revenue from video poker operations in Louisiana and a motel and RV park in Oregon.

      The Company's fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $150,360,000, $175,873,000 and $192,650,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively.

      Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

Results of Operations

Year ended December 31, 1997 Compared to Year ended December 31, 1996

      Overview. The Company's net revenues increased $48,672,000 or 7.6% to $685,729,000 for the year ended December 31, 1997. Revenues from comparable units contributed 80.8% of the increase. A Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year. The increase was due principally to a 10.1% increase in fuel gallons and increases of 10.1% and 4.7% in non-fuel and restaurant sales, respectively, from the prior year. The increases in revenues were offset by product costs associated with higher levels of revenue and higher general and administrative and operating expenses over the prior year. General and administrative expenses increased 22.3% to approximately $17,035,000 from $13,925,000 for the same period in the prior year. This increase was principally due to an increase in certain employee expenses, certain transition costs for new programs, and professional and travel related expenses in the current year.

      Fuel.  Revenues increased 7.4% to $513,571,000 in 1997 from $478,312,000 in 1996. Fuel revenues increased due to a 10.1% increase in fuel volumes. On a comparable unit basis, fuel volumes increased 8.7%. Fuel costs were up in the first quarter, but declined in the latter quarters. On a per gallon basis, margins remained relatively flat compared to fuel margins in the prior year.

     Non-Fuel. Revenues increased 10.1% to $122,609,000 in 1997 from $111,410,000 in 1996. On a comparable unit basis, sales increased 8.8%. Gross margins increased 14.7% to $66,499,000 in 1997 from $57,991,000 in 1996. This increase was due to improved cost management and lower margins in 1996 due to establishment of inventory reserves.

     Restaurant.  Revenues increased 4.7% to $49,549,000 in 1997 from
$47,335,000 in 1996.   On a comparable unit basis, revenues increased 2.0%.
Management implemented certain menu changes at its Iron Skillet Restaurants in the first quarter designed to enhance revenues, which is contributing to the increased sales. Gross margin in the restaurants improved by approximately 5.5% in total and approximately 2.9% on a comparable unit basis. The improvement is due in part to management focus on costs and implementation of menu changes.

     Costs and Expenses. Total costs and expenses increased 6.8% to $663,778,000 in 1997 from $621,616,000 in 1996. On a comparable unit basis, total costs and expenses increased 5.0% in 1997. Costs of sales increased $35,150,000 or 6.9% in 1997 from 1996. The increase is due to higher fuel and product costs for both fuel and non-fuel revenue streams. Operating expenses increased $4,038,000 or 5% to $85,560,000 in 1997. The increase is primarily due to employee related expenses. General and administrative expenses increased 22.3% to approximately $17,035,000 from $13,925,000 in the prior year. This increase was principally due to an increase in certain employee expenses, certain transition costs for new programs, and professional and travel related expenses in the current year.

     Interest Expense, net. Interest expense decreased $971,000 or 4.6% to $20,292,000 in 1997 compared to 1996 due to lower interest rates combined with a reduction in amortization of deferred debt issuance costs and higher interest income from short term investments. These items were partially offset by a higher level of debt outstanding.

     Extraordinary item. Extraordinary item reflects a charge to earnings of $12,745,000 for the write-off of debt restructuring costs relating to the Recapitalization.

     Cumulative effect of a change in accounting principle. Cumulative effect of a change in accounting principle reflects the write-off of $1,579,000 of costs, previously allowed to be capitalized. These costs are related to process reengineering activities and, as required by EITF Issue No. 97-13, were written off during the fourth quarter of 1997.

Year ended December 31, 1996 Compared to Year ended December 29, 1995

     Overview. The Company's net revenues increased $104,042,000 or 19.5% to $637,057,000 for the year ended December 31, 1996. Revenues from comparable units contributed 90.6% of the increase. A Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year. The increase in 1996 net revenues was due principally to a 13.3% increase in diesel gallons sold, an 11.2% increase in fuel sales price per diesel gallon sold and a 21.8% increase in Petro:Lube sales.

     Fuel.  Revenues increased 24.2% to $478,312,000 in 1996 from $385,181,000 in 1995. Fuel revenues increased due to a 13.2% increase in fuel volumes combined with a higher selling price per gallon which increased 9.3%. On a comparable unit basis, fuel volumes increased 11.6%.

     Non-Fuel. Revenues increased 10.9% to $111,410,000 in 1996 from $100,447,000 in 1995. On a comparable unit basis, revenues increased 8.9%. Gross margins increased 4.0% to $56,951,000 in 1996 from $54,782,000 in 1995.

     Restaurant. Revenues of $47,335,000 were flat compared to 1995. Revenues from new locations in Ocala and Medford contributed $901,000, while revenues from comparable units were down a similar amount.

     Costs and Expenses. Total costs and expenses increased 22.3% to $621,616,000 in 1996 from $508,142,000 in 1995. The increase related to higher cost of sales due to higher fuel costs, costs associated with new locations, increase in general and administrative expense, increase in depreciation and amortization and employee severance, benefit and placement expenses. The increase in cost of sales was attributable in part to adjustments related to establishment of inventory reserves of approximately $1,400,000. General and administrative expenses increased $1,872,000 or 15.5% due to increased employee expense and professional fees associated with the management changes. Depreciation and amortization increased due to additional 1996 capital expenditures combined with full year depreciation of the Medford and Ocala locations. Employee severance, benefit and placement expenses relate primarily to severance costs of existing management and placement and relocation of new management as a result of the sale of the partnership interest.

     Recapitalization Costs. This represents costs incurred by the Company in 1996 associated with the sale of the Fremont partnership interest. Costs include legal and professional fees combined with the investment banking fees paid with respect to the issuance of debt.

     Interest Expense. Interest expense of $21,263,000 in 1996 was flat compared to 1995, due to lower average level of debt outstanding offset by an increase in the interest rate.

Liquidity and Capital Resources

     Capital expenditures totaled $15,870,000 for 1997 and $5,523,000 for 1996. Included in the capital expenditures for 1997 were funds spent on the acquisition of the North Baltimore, Ohio and North Little Rock, Arkansas locations. Additional expenditures were due to refurbishing certain locations, fuel automation at certain locations and improving the Company's information systems. Capital expenditures for 1996 included funds spent on the construction of the new Petro:Lube facilities in Medford, Oregon and Franklin, Kentucky.

     As noted in Item 1. "Business," in connection with the Recapitalization, the Old Credit Agreement was amended and borrowings thereunder, 94% of existing Old Notes and approximately 100% of outstanding Debt Warrants, were repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the New Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $40,000,000 Expansion Facility, a $14,000,000 Term Loan A and a $30,000,000 Term Loan B.

     The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25,000,000 at any time until the fifth anniversary of the date from the Recapitalization, the proceeds of which may be used for working capital and other corporate purposes. Up to $5,000,000 of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. The Expansion Facility permits the Company to borrow, repay and reborrow up to $40,000,000 for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary from the date of the Recapitalization.

     The term loans made to the Company under the Credit Facility Agreement require the Company to make quarterly payments of principal. Aggregate yearly term loan principal payments under the New Credit Agreement are as follows: (i) $3.0 million in 1998; (ii) $4.5 million in 1999; (iii) $5.5 million in 2000;
(iv) $1.5 million in 2001; (v) $13.5 million in 2002; and (vi) $14.0 million in 2003. Term Loan A is repayable in 18 quarterly installments, the first of which was made on September 30, 1997. Term Loan B is repayable in 26 quarterly installments, the first of which was made on September 30, 1997.

     Borrowings under the New Credit Agreement are collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets. The Indentures for the New Notes and those under the New Credit Agreement each contain certain covenants. At December 31, 1997 the Company was in compliance with all debt covenants.

     At December 31, 1997, the Company had standby letters of credit issued for approximately $3,927,000, resulting in an availability of approximately $21,073,000 on the Revolving Credit Facility. As of December 31, 1997, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

     The Company had working capital of $3,850,000 at December 31, 1997 and negative working capital of $13,863,000 at December 31, 1996. Negative working capital is normal in the truckstop industry; however, due to the Recapitalization and reclassification of land held for sale, the Company currently has positive working capital. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1,602,000 for the year ended December 31, 1997. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture governing the New Notes and New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     Insurance. The Company, up to certain limits, pays its own workers' compensation and general liability claims. During 1997, the Company paid claims aggregating $1,828,000 and $707,000 relating to workers compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both known and incurred but not reported claims.

     Acquisitions. In 1997, the Company acquired two existing truck stops, North Baltimore, Ohio in August and North Little Rock, Arkansas in September. The North Baltimore, Ohio site is a leased facility and the North Little Rock, Arkansas facility is owned.

     Expansion. In June 1996, the Company opened its first stand-alone Petro:Lube operation. The construction costs of the stand-alone Petro:Lube was funded by a combination of borrowing and internally generated funds.

     Year 2000.  The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Year 2000 issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 (e.g., 1997 is seen as "97") and either stop processing date-related computations or process them incorrectly. Policies and procedures have been established for evaluating and managing the risks and costs associated with this issue. The Company is in the process of communicating with suppliers, dealers, financial institutions and others with which it does business to identify and determine appropriate action. Management does not currently anticipate a material effect on customers or disruption of business operations as a result of year 2000 software failures. The Company is currently upgrading or replacing many of its information systems,
which will effectively solve internal Year 2000 issues.   The total cost of
achieving Year 2000 compliance is estimated to be approximately $6 million, which includes the cost of software upgrades and replacements the Company is currently making, and will be incurred through fiscal 1999.

     Management of the Company believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1998 and the foreseeable future thereafter. The Company also expects that expansion and future acquisitions would be financed from funds generated from operations, borrowings under the Revolving Credit Facility and the Expansion Facility and additional financings.

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

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to the consolidated financial statements.
At December 31, 1996 and 1997, such accrual amounted to approximately $217,000 and $187,000, respectively, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1996 and 1997, the Company has recognized approximately $256,000 and $262,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

Recently Issued Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Adoption is required for interim and annual periods beginning after December 15, 1997. SFAS No. 130 requires that comprehensive income and its components, as defined in the Statement, be reported in a company's financial statements. Management does not believe that the adoption of this statement will have a significant impact on the Company.

          Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Adoption is required for financial statements for periods beginning after December 15, 1997, although it need not be applied to interim financial statements in its initial year of application. SFAS No. 131 requires disclosure of certain segment financial information, explanations of segment measurements, reconciliations to consolidated amounts, and information about products and services and major customers on an enterprise-wide basis. Management does not believe that the adoption of this statement will have a significant impact on the Company's financial statements or related disclosures.

          In February 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1").
Adoption is required for fiscal years beginning after December 15, 1998.
SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and identifies the characteristics of internal-use software. Management does not believe the adoption will be material to its financial statements or results of operations.

Item 8.  Financial  Statements and Supplementary Data


                          PETRO STOPPING CENTERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      December 31,   December 31,
                                                                                          1996           1997
                                                                                          ----           ----
                                    Assets
Current assets:
    Cash and cash equivalents                                                             $  3,182         24,796
    Trade accounts receivable, net of allowance for uncollectible accounts
      of $321 in 1996 and $330 in 1997                                                      10,401         12,548
    Inventories, net                                                                        15,195         16,362
    Other current assets                                                                     1,404          2,551
    Due from affiliates                                                                      2,091            980
    Land held for sale                                                                           -          4,442
                                                                                          --------        -------
        Total current assets                                                                32,273         61,679

    Property and equipment, net                                                            159,539        153,363
    Deferred debt issuance costs and Company organization costs, net of
      accumulated amortization of $6,728 in 1996 and $5,489 in 1997                         11,305         16,353
    Other assets                                                                             5,983          8,271
                                                                                          --------        -------

        Total assets                                                                      $209,100        239,666
                                                                                          ========        =======

                           Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                                                     $  6,928          3,000
    Trade accounts payable                                                                  15,723          9,350
    Accrued expenses and other liabilities                                                  21,160         26,491
    Due to affiliates                                                                        2,325         18,988
                                                                                          --------        -------
        Total current liabilities                                                           46,136         57,829

    Notes payable                                                                           21,639              -
    Long-term debt, excluding current portion                                              138,160        180,190
                                                                                          --------        -------
         Total  liabilities                                                                205,935        238,019
                                                                                          --------        -------

    Commitments and contingencies

    Mandatorily redeemable preferred partnership interests                                       -         21,202

    Partners' capital (deficit):
      General  partners                                                                     (8,477)        (8,848)
      Limited partners                                                                      11,642        (10,707)
                                                                                          --------        -------
         Total partners' capital  (deficit)                                                  3,165        (19,555)
                                                                                          --------        -------
         Total liabilities and partners' capital (deficit)                                $209,100        239,666
                                                                                          ========        =======

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                               Year Ended    Year Ended     Year Ended
                                                              December 29,  December 31,   December 31,
                                                                  1995          1996           1997
                                                                  ----          ----           ----
Net revenues (including motor fuel taxes):
  Fuel                                                            $385,181       478,312        513,571
  Non-fuel                                                         100,447       111,410        122,609
  Restaurant                                                        47,387        47,335         49,549
                                                                  --------       -------        -------
      Total net revenues                                           533,015       637,057        685,729

Costs and expenses:
  Cost of sales (including motor fuel taxes)                       411,893       511,431        546,581
  Operating expenses                                                73,052        81,522         85,560
  General and administrative                                        12,053        13,925         17,035
  Employee severance, benefit and placement expenses                     -         2,534              -
  Depreciation and amortization                                     11,144        12,204         14,502
                                                                  --------       -------        -------

    Total costs and expenses                                       508,142       621,616        663,678
                                                                  --------       -------        -------

    Operating income                                                24,873        15,441         22,051

Recapitalization costs                                                   -         2,938              -
Interest expense, net                                               21,098        21,263         20,292
                                                                  --------       -------        -------

    Income (loss) before extraordinary item and cumulative
       effect of a change in accounting principle                    3,775        (8,760)         1,759

Extraordinary item - write off of debt
       restructuring costs associated with retired debt                  -             -         12,745

Cumulative effect of a change in accounting principle                    -             -          1,579
                                                                  --------       -------        -------


    Net income (loss)                                             $  3,775        (8,760)       (12,565)
                                                                  ========       =======        =======


          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL(DEFICIT)
           Years ended December 29, 1995, December 31, 1996 and 1997
                                 (in thousands)




                                                               General           Limited           Total
                                                               Partners'        Partners'         Partners'
                                                                Capital          Capital           Capital
                                                               (Deficit)        (Deficit)         (Deficit)
                                                               ---------        ---------         ---------
Balances, December 30, 1994                                     $(8,240)           16,208             7,968

  Conversion of minority interest                                   506                 -               506
  Distributions                                                     (15)             (309)             (324)
  Net income                                                        545             3,230             3,775
                                                                -------           -------           -------

Balances, December 29, 1995                                      (7,204)           19,129            11,925

  Net loss                                                       (1,273)           (7,487)           (8,760)
                                                                -------           -------           -------

Balances, December 31, 1996                                      (8,477)           11,642             3,165
                                                                -------           -------           -------

  Capital contributions                                               -            11,047            11,047
  Assignment of mandatorily redeemable preferred
      partnership interests                                           -           (19,600)          (19,600)
  Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                      -            (1,602)           (1,602)

  Net loss                                                         (371)          (12,194)          (12,565)
                                                                -------           -------           -------

Balances, December 31, 1997                                     $(8,848)          (10,707)          (19,555)
                                                                =======           =======           =======


          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Year Ended     Year Ended     Year Ended
                                                                    December 29,   December 31,   December 31,
                                                                        1995           1996           1997
                                                                    -------------  -------------  -------------
Net income (loss)                                                       $  3,775         (8,760)       (12,565)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         11,144         12,204         14,502
    Extraordinary item-write off of debt
       restructuring costs associated with retired debt                        -              -         12,745
    Cumulative effect of a change in accounting principle                      -              -          1,579
    Deferred debt issuance cost amortization                               1,056          1,485          1,749
    Accretion of original issue discount                                     845            978             47
    Provision for losses on accounts receivable                              297            215            271
  Increase (decrease) from changes in:
    Accounts receivable                                                   (2,361)           852         (2,418)
    Inventories                                                           (1,838)         1,124         (1,167)
    Other current assets                                                    (118)           324         (1,147)
    Due from affiliates                                                     (545)          (571)         1,111
    Due to affiliates                                                        436            297         16,663
    Trade accounts payable                                                   270          1,535         (6,373)
    Accrued expenses and other liabilities                                  (195)         4,985          5,331
                                                                        --------        -------       --------
        Net cash provided by operating activities                         12,766         14,668         30,328
                                                                        --------        -------       --------

  Cash flows provided by (used in) investing activities:
    Purchase of property and equipment                                   (19,508)        (5,523)       (15,870)
    Proceeds from sale of property                                             -              -          3,102
    (Increase) decrease in other assets, net                              (1,622)           186         (3,011)
                                                                        --------        -------       --------
        Net cash used in investing activities                            (21,130)        (5,337)       (15,779)
                                                                        --------        -------       --------

  Cash flows provided by (used in) financing activities:
    Repayments of notes payable                                          (59,422)       (25,000)       (23,639)
    Proceeds from notes payable                                           69,000         26,061          2,000
    Repayments of long-term debt                                          (3,491)        (3,704)      (152,800)
    Proceeds from issuance of long-term debt                                   -              -        185,190
    Distributions to partners                                               (324)             -              -
    Capital contributions                                                      -              -         11,047
    Payment of debt issuance costs                                          (190)          (203)       (14,733)
    Increase (decrease) in cash overdrafts                                 4,656         (8,991)             -
                                                                        --------        -------       --------
         Net cash provided by (used in) financing activities              10,229        (11,837)         7,065
                                                                        --------        -------       --------

  Net increase (decrease) in cash and cash equivalents                     1,865         (2,506)        21,614
  Cash and cash equivalents, beginning of period                           3,823          5,688          3,182
                                                                        --------        -------       --------
  Cash and cash equivalents, end of period                              $  5,688          3,182         24,796
                                                                        ========        =======       ========
--------------------------------------------------------------------------------------------------------------

Supplemental cash flow information--
Interest paid during the period, net of capitalized interest of
    $515, $80 and $0 in 1995, 1996 and 1997                             $ 19,785         18,364         14,028
Non-cash transactions-
Minority interest converted to partners' capital                             506              -              -
Preferred return on mandatorily redeemable
    preferred partnership  interests                                           -              -          1,602

          See accompanying notes to consolidated financial statements

                          Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(1)  Company Formation and Description of Business

Company Formation

      Petro Stopping Centers, L.P. (the "Company"), a Delaware limited partnership, was formed effective April 30, 1992 for the ownership, operation, management and development of the Petro Stopping Centers network. The partners are as follows:

      General Partners
       Petro, Inc.
       Petro Holding GP Corp., an entity owned by Chartwell Investments, Inc.

      Limited Partners
       Various individuals and entities affiliated with the Cardwell Group Mobil Long Haul, Inc., an entity owned by Mobil Oil Corporation
       Petro Holdings LP Corp. an entity owned by Chartwell Investments, Inc.

      Petro, Inc. and the various individuals and entities affiliated with Petro, Inc. are collectively referred to herein as the "Cardwell Group".
Petro Holdings GP Corp. and Petro Holdings LP Corp. are collectively referred to herein as "Chartwell".

Recapitalization

      On January 30, 1997, the Company consummated a transaction entered into in October 1996, under which Chartwell and Mobil Long Haul invested $20,700,000 and $15,000,000, respectively (the "Equity Investment"), to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25,600,000 and invest approximately $10,100,000 in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner Investments ("Kirschner"), a Company franchisee, invested $1,000,000 in the Company (the "Kirschner Investment"). Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.6%), the Cardwell Group (approximately 39.7%), Mobil Long Haul (approximately 7.3%), and Kirschner (approximately 2.4%), and the preferred partnership interests are owned by Mobil Long Haul ($12,000,000) and the Cardwell Group ($7,600,000). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil Oil Company and the Company also entered into certain supply and marketing agreements.

      As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% Senior unsecured notes due 2007, (the "New Notes") and repurchased approximately 94% of the Existing 12 1/2% Senior Notes due 2002 and approximately 100% of outstanding Debt Warrants. In connection with the issuance of the New Notes, the Company capitalized approximately $14,500,000 of debt issuance costs and wrote off, as an extraordinary item, $12,745,000 of debt restructuring costs associated with the retired debt.

      The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement"). The New Credit Agreement consists of a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $14,000,000 Term Loan A, a $30,000,000 Term Loan B and a $40,000,000 Expansion Facility (the "Expansion Facility").

Description of Business

      The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers" (the "Stopping Centers"), are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants, truck preventative maintenance centers, travel and convenience stores and a range of other products, services and amenities to commercial truck drivers, as well as other highway motorists and local residents. At December 31, 1997, the Company's network consisted of 46 Stopping Centers located in 29 states, of which 28 were operated by the Company and 18 were franchised.

                          Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(2)  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements of the Company include the consolidated balance sheets, statements of operations, changes in partners' capital and cash flows of Petro Stopping Centers, L.P. and its wholly-owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc.. All significant intercompany balances have been eliminated in consolidation.

     Beginning in 1994, the Company adopted a 52/53 week fiscal year, which ended on the Friday closest to December 31. The Company converted back to a calendar fiscal year, ending on December 31, at the beginning of 1996.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Accounts receivable are primarily due from national and regional commercial trucking companies, and include accounts receivable purchased at a discount from the Company's franchisees. The receivables are not collateralized, however the risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across geographic regions. At December 31, 1997, the Company had no significant concentrations of credit risk.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Allowance for Uncollectible  Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified.

Inventories

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

Land Held for Sale

     In the fourth quarter of 1997, the Company's management committed to a plan to dispose of certain real estate holdings. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 1997 the Company reported land held for sale at its net book value of $8,102,000. The land held for sale consists of several parcels of undeveloped land, $4,442,000 of which management believes will be sold and converted to cash during 1998. The remainder of $3,660,000, which management believes will be sold in the subsequent year, is included in other assets in the accompanying consolidated balance sheet. These amounts were previously reported in property and equipment in the Company's consolidated balance sheet.

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $2,893,000, $2,785,000 and $3,486,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Debt Issuance Costs

      Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method.

Self Insurance

      The Company is self-insured for general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $75,000 to $250,000 on a per-occurrence basis. Provisions for these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

Advertising and Promotion

      Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $1,688,000, $2,156,000 and $2,479,000 were incurred for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively, and are included in operating expenses in the accompanying
consolidated statements of operations.   Advertising and promotion
reimbursements from franchisees totaled $306,000, $292,000 and $334,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997.

Motor Fuel Taxes

      Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $150,360,000, $175,873,000 and $192,650,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

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

Franchise Revenues

      The Company recognizes net revenue from individual franchises and initial training fees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Fees earned from franchises aggregated $2,926,000, $3,397,000 and $3,858,000 during the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively.

Financial Instruments with Off-Balance Sheet Risk

      The Company occasionally utilizes futures and options contracts with the objective of minimizing fuel cost risk due to market fluctuations. Gains and losses resulting from changes in the market value of these contracts are recognized when the related inventory is sold. The Company also may occasionally enter into futures and options contracts that are not specific hedges and gains or losses resulting from changes in market value of these types of futures contracts are recognized in income currently. At December 31, 1997
the Company was not a party to any futures or options contracts.   Interest rate
swap agreements are utilized from time to time to manage interest rate exposures. The amount to be paid or

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies (continued)

received on these agreements is accrued as interest rates change and is recognized over the lives of the respective agreements.

Income Taxes

      The Company is not subject to federal or state income taxes. Results of operations are allocated to the partners in accordance with the provisions of the Company's Partnership Agreement and reported by each partner on their respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

Development Costs/Preopening Costs

      The Company incurs costs associated with the development and opening of new sites which are separately identifiable and incremental to normal operating expenses. The costs are capitalized as incurred and are amortized over a 12 month period following the opening of the location.

Change in Accounting Policies

      In the fourth quarter of 1997 the Financial Accounting Standards Board issued, and the Company adopted, Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" ("EITF 97-13"). EITF 97-13 required the immediate write off, during the Company's fourth quarter, of cumulative costs related to process reengineering activities that were previously allowed to be capitalized. Prospective costs of a similar nature are also required to be expensed as incurred. The adoption of EITF 97-13 resulted in a charge to income of $1,579,000 and is presented as a cumulative effect of a change in accounting principle, as required.

Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.

(3)  Inventories

      The following is a summary of inventories at December 31, 1996 and December 31, 1997:

                                                   1996      1997
                                                 ---------  -------
                                                   (in thousands)
Motor fuels and lubricants                        $ 5,074    5,207
Tires and tubes                                     2,993    3,387
Merchandise and accessories                         7,531    7,476
Restaurant and other                                  726    1,420
Less reserve for obsolescence                      (1,129)  (1,128)
                                                  -------   ------
    Inventories, net                              $15,195   16,362
                                                  =======   ======

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(4)  Property and Equipment

       Property and equipment is summarized at December 31, 1996 and December 31, 1997 as follows:

                                                    Estimated
                                                      Useful
                                                      Lives
                                                     (years)      1996       1997
                                                     -------      ----       ----
                                                             (in thousands)

Land                                                        -   $ 34,970    26,526
Buildings and improvements                                 30     94,244    99,361
Furniture and equipment                                  3-10     40,396    48,350
Leasehold improvements                                   7-30     20,238    20,234
Facilities under development                                -        141       148
                                                                --------   -------
                                                                 189,989   194,619
Less accumulated depreciation and amortization                   (30,450)  (41,256)
                                                                --------   -------
   Property and equipment, net                                  $159,539   153,363
                                                                ========   =======

     Facilities under development includes costs associated with new facilities and major renovations of existing facilities. There were no future construction commitments at December 31, 1997.

(5) Operating Leases

     The Company is party to various operating leases. The operating leases are for the leases on two Stopping Center locations, an office building, truck leases and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

     A summary of future minimum rental payments on operating leases which have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, follows:

                                                            Related   Third
Fiscal Year ending                                           Party    Party  Total
------------------                                           -----    -----  -----
                                                                 (in thousands)
1998                                                         $ 1,494    821   2,315
1999                                                           1,422    601   2,023
2000                                                           1,422    560   1,982
2001                                                           1,422    560   1,982
2002                                                           1,422      -   1,422
Later years                                                    3,241      -   3,241
                                                             -------  -----  ------
Total minimum lease payments                                 $10,423  2,542  12,965
                                                             =======  =====  ======

     Rent expense under all operating leases was $2,004,000, $2,201,000 and $2,034,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively. Of these rentals, $1,488,000, $1,487,000 and $1,481,000 were paid to related parties for the respective years ended 1995, 1996 and 1997.

(6) Notes Payable

     Notes payable at December 31, 1996 consisted of a five-year revolving credit facility under which up to $35,000,000 was available. The balance outstanding on the credit facility was $21,639,000 as of December 31, 1996 and was paid-off as part of the Recapitalization in January 1997 and a new credit facility established.

     At December 31, 1997 the Company has available a $25,000,000 five year revolving credit facility (the "Credit Facility") which may be used for working capital and other corporate uses. The Credit Facility matures in January 2002 and interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at the Company's option). Fees of 2.75% on drawn funds and commitment fees of one-half of one percent ( 1/2%) on undrawn

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(6)  Notes Payable (continued)

funds are paid quarterly. At December 31, 1997, the Company did not have a balance outstanding on the Credit Facility.

     The Company did have standby letters of credit outstanding under the respective revolving credit facilities at December 31, 1996 and 1997. For both years, the standby letters of credit principally related to unfunded insurance claims in the amount of $3,150,000 and various other standby letters of credit in the amount of $500,000 and $777,000 at December 31, 1996 and 1997, respectively.

     Also as part of the Recapitalization, the Company has available a $40,000,000 three year Expansion Facility which may be used to fund the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes. The Expansion Facility matures in January 2000 and interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at the Company's option).
Fees of 2.75% on drawn funds and commitment fees of one-half of one percent ( 1/2%) on undrawn funds are paid quarterly. At December 31, 1997, the Company did not have a balance outstanding on the Expansion Facility.

Any funds drawn on both the Credit Facility or Expansion Facility are secured by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(7)  Long-Term Debt
       Long-term debt at December 31, 1996 and December 31, 1997 is presented below.

                                                                                         1996     1997
                                                                                       --------  -------
                                                                                        (in thousands)
                                                                                       -----------------
Five-year term note to a bank in an original amount of $25,000,000 maturing
June 30, 1999. The note was payable in 16 consecutive quarterly installments commencing June 30, 1995. Interest at either the bank's prime rate plus 1.5%
or the Eurodollar rate plus 2.75% is payable monthly. The rate was 8.68% at
December 31, 1996. The note was refinanced January 30, 1997.                           $ 19,794        -

Four-year term note to a bank in an original amount of $20,000,000 maturing
September 30, 2001. The note is payable in 18 consecutive quarterly installments varying from  $625,000 to $3,500,000 commencing September 30, 1997.  In accordance with the debt agreements entered into as part of the Recapitalization, proceeds not used to retire the 12  1/2% Senior Notes were to be used to paydown this term note.
Accordingly, the Company retired approximately $6,000,000 of this note in addition to the quarterly installments due during 1997.  Interest at either the bank's prime rate plus 1.5% or the Eurodollar rate plus 2.75% is payable monthly. The rate was
8.4375% at December 31, 1997. The note is collateralized by substantially all of
the Company's assets.                                                                         -   12,500

Seven-year term note to a bank in an original amount of $25,000,000 maturing June
30, 2001. The note was payable in 24 consecutive quarterly installments commencing
June 30, 1995.  Interest at either the bank's prime rate plus 2% or the Eurodollar rate plus 3.25% was payable monthly.  The effective rate was 9.1172% at December
31, 1996 as a result of an interest swap agreement (the "Swap") with the lender as required under the loan agreement.  The Swap was to expire on June 30, 1999.  The
notes were refinanced and the swap extinguished January 30, 1997.                        23,010        -

Six-year term note to a bank in an original amount of $30,000,000 maturing September
30, 2003. The note is payable in 26 consecutive quarterly installments varying from
$125,000 to $3,500,000 commencing September 30, 1997 which aggregated $500,000 during 1997.  Interest at either the bank's prime rate plus 2% or the Eurodollar rate plus 3.25% is payable monthly.  The effective rate was 8.9688% at December 31,
1997 as a result of an interest swap agreement (the "Swap") with the lender as required under the loan agreement.  The Swap expires on February 12, 2000.  The
note is collateralized by substantially all of the Company's assets.                          -   29,500

12 1/2% Senior Notes due 2002 (the "Notes") in an original aggregate principal amount of $100,000,000, net of original issue discount.  As part of the
Recapitalization, approximately 94% of the Notes were retired during 1997.
Interest on the Notes is payable on June 1 and December 1 of each year beginning
December 1, 1994.                                                                        97,173    6,190

10 1/2% Senior Notes due 2007 (the "New Notes") in an original aggregate principal amount of $135,000,000.  Interest on the New Notes is payable on February 1 and
August 1 of each year, beginning August 1, 1997.  The New Notes will be effectively subordinated to the loans outstanding under the New Credit Agreement to the extent
of the value of the assets securing such loans.                                               -  135,000

100,000 Exchangeable Debt Warrants (the "Warrants"),  net of original issue discount.  As part of the Recapitalization, substantially all of the Warrants were
repurchased by the Company during 1997.                                                   5,111        -
                                                                                       --------  -------
Total long-term debt                                                                    145,088  183,190
Less current portion                                                                      6,928    3,000
                                                                                       --------  -------
Long-term debt, excluding current portion                                              $138,160  180,190
                                                                                       ========  =======

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(7)  Long-Term Debt (continued)

       The Indentures for the Long-Term Debt and the Credit Facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the Credit Facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA(as defined)/interest coverage, and minimum net worth. At December 31, 1996 and 1997 the Company was in compliance with all debt covenants.

     Estimated principal payment requirements on long-term debt are as follows:



Fiscal Year ending                                                       (in thousands)
                                                                         --------------
1998                                                                          $  3,000
1999                                                                             4,500
2000                                                                             5,500
2001                                                                             1,500
2002                                                                            19,690
Thereafter                                                                     149,000
                                                                              --------
   Total                                                                      $183,190
                                                                              ========

(8)  Accrued Expenses and Other Liabilities
      The following is a summary of accrued expenses and other liabilities at December 31, 1996 and December 31, 1997:

                                                                    1996        1997
                                                                   -------  ------------
                                                                       (in thousands)
                                                                       --------------
Accrued expenses:
  Employee related expenses                                        $ 7,748       10,071
  Taxes payable-sales, fuel and property                             5,088        2,935
  Other                                                              4,497        8,424
Due to franchisees                                                   3,827        5,061
                                                                   -------       ------
   Total                                                           $21,160       26,491
                                                                   =======       ======

(9)  Related Party Transactions

     Amounts due to and from affiliates as of December 31, 1996 and December 31, 1997 consist of the following:

                                                                    1996     1997
                                                                   -------  ------
                                                                   (in thousands)
                                                                   ---------------
Due from affiliates:
   C&R Distributing, Inc.                                           $1,370     105
   Petro Truckstops, Inc.                                              336     196
   Highway Service Ventures, Inc.                                       35     114
   Cardwell Properties, Inc.                                             -     412
   Other                                                               350     153
                                                                    ------  ------
       Total                                                        $2,091     980
                                                                    ======  ======

Due to affiliates:
   El Paso Amusement Company                                        $  194     221
   Highway Service Ventures, Inc.                                    1,524   1,471
   C&R Distributing, Inc.                                              213     167
   Mobil Diesel Supply Corp.                                             -  13,792
   Mobil Oil Corp.                                                       -   3,337
   Other                                                               394       -
                                                                    ------  ------
       Total                                                        $2,325  18,988
                                                                    ======  ======

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(9)  Related Party Transactions (continued)

      In connection with the Recapitalization, the Company has entered into 10-year supply agreements (the "Supply Agreement") with Mobil Oil Corp. ("Mobil") under which Mobil will supply the Company operated Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. The diesel fuel sold at all Company-operated Stopping Centers is branded Mobil Diesel, and the Company operated Petro:Lubes feature Mobil Delvac lubricants. Under the diesel fuel and gasoline Supply Agreement, the Company has agreed to purchase from Mobil specified distribution terminals a minimum number of gallons of diesel fuel and gasoline on a monthly basis and on an annual basis, subject to product availability and reductions by Mobil under certain described circumstances and subject to existing gasoline supply contractual obligations. As a result of the Supply Agreement and in order to comply with the laws governing the branding of diesel fuel, Mobil Diesel Supply Corp. ("MDS"), a wholly owned subsidiary of Mobil was formed. MDS purchases diesel fuel from third party suppliers and then sells it back to the Company at cost, given that Mobil cannot supply 100% of the Company's diesel fuel demand because of product availability and restrictions on the amount of diesel fuel the Company is allowed to purchase from Mobil. The transactions with MDS are done in order to meet the Company's diesel fuel demand and comply with branding laws, which require Mobil to take possession of the fuel first, before it can be branded Mobil Diesel.

      The Supply Agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, the Company may request that Mobil meet such lower price or allow a portion of the Company's diesel fuel requirements to be supplied from such MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil specified distribution terminals fixed by the Supply Agreement. The Supply Agreement also places a monthly limit on the maximum number of gallons of diesel fuel and gasoline that the Company may lift from Mobil specified distribution terminals.

      The Company purchased approximately 40% and 27% of diesel fuel from MDS and Mobil, respectively during 1997. Management does not believe this concentration in fuel supply provides any significant additional risks, as the Supply Agreement with Mobil allows the Company to continue to negotiate with third-party suppliers in order to obtain market prices for fuel.

      The Company entered into an agreement with Chartwell Investments, providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments for acting as financial advisor with respect to the Recapitalization, including soliciting, structuring and arranging the financing of the Recapitalization. The fees, totaling approximately $3,000,000, equal to 1% of the total capitalization of the Company plus 1/2 of 1% of the Expansion Facility and the reimbursement of certain expenses, were paid at the closing.

      Fuel sales aggregating $4,022,000, $4,567,000 and $3,315,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively, were made to C&R Distributing, Inc. ("C&R") at the Company's cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $7,857,000, $11,432,000 and $5,079,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively, were charged to the Company.

      Since June 1993, the two Stopping Centers located in Louisiana have featured video poker games housed in a separate on-site facility and operated by a third party, Petro Truckstops, Inc., an affiliate who, under terms of a contract, turns over a specified portion of the revenue generated from the machines. Petro Truckstops, Inc. pays 95% of revenue collected to the Company and retains 5% for operating expenses in accordance with a lease agreement. Payments to the Company under this arrangement aggregated $2,383,000 during 1995, $1,979,000 during 1996 and $2,103,000 during 1997. During 1996, Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport unit is located voted to continue to allow video poker operations, while the parish in which the Hammond unit is located voted to disallow video poker operations. The phase out

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(9)  Related Party Transactions (continued)

period for the Hammond location is through June 1999. During the year ended December 31, 1997, the Hammond location generated approximately $1,025,000 of revenue from video poker.

      Management fees of $250,000 were earned by the Fremont Group for each of the years ended December 29, 1995, December 31, 1996. During 1997 management fees of $600,000 and $300,000 were earned by Chartwell and Mobil Oil, respectively, in accordance with terms of the Company's Partnership Agreement.

      Each of the affiliates, with exception of Mobil Diesel Supply Corporation and Mobil Oil Corporation , is owned or controlled to some degree by a member or members of the Cardwell Group. Related party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from certain related parties who own properties which are part of the Company's network. All significant related party transactions have been appropriately reflected in these footnotes and accompanying consolidated financial statements.

      In order to comply with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, certain Cardwell entities and Arcadian Management Corporation each entered into an indemnity agreement under which each has agreed to indemnify the Company, the general partners and certain limited partners in the event that the indemnified party is required to pay certain of the Company's indebtedness after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. In May 1994, certain Cardwell entities and Arcadian Management Corporation amended their original indemnity agreements in connection with the May 1994 financing. No payments have been made under these agreements.

(10) Partners' Capital

Ownership

      As discussed in Note 1, effective January 30, 1997, the Company consummated a transaction under which Chartwell and Mobil Long Haul invested to directly acquire the partnership interests of the Company and invest in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner Investments, a Company franchisee, also invested in the Company. Immediately following the transaction, the common partnership interests of the Company are owned by Chartwell (approximately 50.6%), the Cardwell Group (approximately 39.7%), Mobil Long Haul (approximately 7.3%), and Kirschner (approximately 2.4%), and the preferred partnership interests are owned by Mobil Long Haul ($12,000,000) and the Cardwell Group ($7,600,000). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests.

      Under the Company's Partnership Agreement ("the Agreement"), the general partners delegated management authority to a committee of the partners representatives ("the Board" or "Board of Directors"). Both the Cardwell Group and Mobil Long Haul have the right to appoint two persons each to the Board and Chartwell may appoint four persons. Additionally, each of these partners (subject to maintaining certain ownership percentages, as detailed in the Agreement) also has the right to veto most actions by the Board.

Mandatorily Redeemable Preferred Partnership Interests

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

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements



(10) Partners' Capital (continued)

      At December 31, 1997, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $1,602,000, with a corresponding increase in partners' deficit.

Distributions

      Under the terms of the Agreement, the Company is required to distribute to the partners, on a pro rata basis in accordance with ownership percentage interests, an amount calculated based upon allocated taxable income using certain state and federal tax rates ("Minimum Tax Distribution"). The payments are to be made on or before the estimated tax payment dates, which are April 15, June 15, September 15 and December 15. Debt agreements restrict distributions upon certain debt covenant violations.

      As of December 31, 1997, the historical net book value of assets and liabilities was approximately $34,000,000 greater than the associated net tax basis of those assets and liabilities.

      Occasionally, the Company's Board of Directors may elect to make distributions (subject to loan covenants in effect at that time) to the partners. After the preference given to the Minimum Tax Distribution described above, in general, distributions, including any liquidating distributions, are first made to partners in proportion to their preferred ownership, in an amount equal to any unpaid and accrued return on the manditorily redeemable partnership interests. Next, distributions may be made to common or preferred partners (with preference given to the preferred interests), in proportion to their respective ownership, equal to any unrecovered capital. Finally, remaining distributions may be given to the partners in accordance with their positive capital account balances.

(11) Employee Benefits

      The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees.
Company contributions equal 50% of the participants' contributions up to 2% of the participants' annual salary and aggregated approximately $133,000, $138,000 and $189,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively. At December 31, 1996 and 1997 there were no other post employment or retirement plans.

(12) Partnership Interests Option Plan

      The Company has established an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully diluted equity of the Company. At December 31, 1997, options covering 6.0% of the partnership interests in the Company were outstanding. No options were vested at December 31, 1997 and, accordingly, none were exercised during 1997.

(13) Commitments and Contingencies

      The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

(14) Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

      As of December 31, 1996 and December 31, 1997, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amount of notes payable approximate fair value due to the floating nature of the interest rate. The fair value of both series of senior notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements

(14) Financial Instruments (continued)

rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

      The following table reflects the carrying amount and estimated fair value of the Company's financial instruments:

                                                      Year Ended,
                                              1996                   1997
                                      Carrying               Carrying
                                       Amount   Fair Value    Amount   Fair Value
                                      --------  -----------  --------  -----------
                                                     (in thousands)
Balance sheet financial instruments
  Long-term debt                      $145,088    $142,825   $183,190    $191,088
Other financial instruments
  Interest rate swap agreements              -        (535)         -        (154)

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 1997, the Company was party to an interest rate swap agreement with an aggregate notional principal amount of $30,000,000. Under the agreement, the Company pays a fixed rate of 6.15% and receives a floating rate based on LIBOR on the aggregate principal amount as determined in three month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate by .5% which resulted in additional interest expense of approximately $154,000.

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

(15) Environmental Matters

      The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2. At December 31, 1996 and 1997, such accrual amounted to approximately $217,000 and $187,000, respectively, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1996 and 1997 the Company has recognized approximately $256,000 and $262,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(16) Recently Issued Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Adoption is required for interim and annual periods beginning after December 15, 1997. SFAS No. 130 requires that comprehensive income and its components, as defined in the Statement, be reported in a company's financial statements. Management does not believe that the adoption of this statement will have a significant impact on the Company.

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements


(16) Recently Issued Accounting Pronouncements (continued)

      Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Adoption is required for financial statements for periods beginning after December 15, 1997, although it need not be applied to interim financial statements in its initial year of application. SFAS No. 131 requires disclosure of certain segment financial information, explanations of segment measurements, reconciliations to consolidated amounts, and information about products and services and major customers on an enterprise-wide basis. Management does not believe that the adoption of this statement will have a significant impact on the Company's financial statements or related disclosures.

      In February 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"). Adoption is required for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and identifies the characteristics of internal-use software. Management does not believe the adoption will be material to its financial statements or results of operations.

                         Petro Stopping Centers, L.P.
                  Notes to Consolidated Financial Statements

(17)  Selected Quarterly Financial Data (unaudited)

                                      (in thousands)
                                      --------------
                          First    Second       Third         Fourth
                         Quarter   Quarter     Quarter      Quarter(a)
                         -------   -------     -------      ----------
1996
----
  Net revenues          $147,925   156,077     160,530       172,525

  Operating income         4,655     5,924       6,216        (1,354)

  Net income (loss)         (675)      626         969        (9,680)

                          First    Second       Third         Fourth
                         Quarter   Quarter     Quarter        Quarter
                         -------   -------     -------        -------
1997
----
  Net revenues          $162,565   160,759     168,209       194,196

  Operating income         3,680     6,418       7,241         4,712

  Net income (loss)     (14,135)(b)  1,073       2,119        (1,622)(c)

(a) Fourth quarter of 1996 decline in operating income and net income is due principally to the following items: (1) Earnings reflect the impact due to lack of management direction and focus on the business during the change in management structure that was in process as a result of the Recapitalization and sale of the partnership interest. (2) In addition to the decline in performance in the fourth quarter, the quarter also reflects adjustments relating to establishment of inventory reserves, insurance reserves, employee severance, benefit and placement expenses as well as recapitalization costs amounting to approximately $1,400,000, $500,000, $2,534,000, and $2,938,000 respectively.
(b) Approximately $12,745,000 of this net loss is due to the Company charging, as an extraordinary item, debt restructuring costs in conjunction with the Recapitalization.
(c) Approximately $1,900,000 of this net loss is due to additional depreciation expense recorded as a result of revising the service life of certain computer equipment. Furthermore, a charge of $1,579,000 was recorded in the fourth quarter as a result of the adoption of EITF No. 97-13, which required the write-off of certain costs related to process reengineering activities that were previously allowed to be capitalized. In accordance with EITF 97-13, the charge was recorded as a cumulative effect of a change in accounting principle.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors and Partners
Petro Stopping Centers, L.P.



We have audited the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. (a Delaware limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company adopted Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," during the fourth quarter of 1997.



ARTHUR ANDERSEN LLP


Dallas, Texas
  February  23, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


The Board of Directors and Partners
Petro Stopping Centers, L.P.



We have audited the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. as of December 31, 1996 and the related consolidated statements of operations, changes in partners' capital(deficit) and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petro Stopping Centers, L.P. as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


El Paso, Texas
March 28, 1997

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       On August 27, 1997, the Registrant notified Coopers & Lybrand LLP (El Paso, Texas office) of its decision to dismiss Coopers & Lybrand LLP and to retain Arthur Andersen LLP (Dallas, Texas office) for the audit of its financial statements for fiscal year ended December 31, 1997. The change in the independent accountants was recommended by the Audit Committee of the Board of Directors.

       During the last two most recent fiscal years and interim periods through August 27, 1997, there were no disagreements with Coopers & Lybrand LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report. In addition, during such period, there have been no "reportable events" with Coopers & Lybrand LLP as described in Items 304 (a)(I)(v) of Regulation S-K.

       During the last two most recent calendar years and through September 3, 1997, the Company did not consult Arthur Andersen LLP on either the application of accounting principles to a complete or proposed specific transaction, or on the type of audit opinion that might be rendered on the Company's financial statements.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

  The following sets forth certain information with respect to the persons who are members of the Company's Board of Directors, Executive Committee, Operating Committee and senior management team as of February 1, 1998.

          Name            Age         Position
          ----            ---         --------
James A. Cardwell, Sr.    66      Chairman, Chief Executive Officer, President,
                                  Member of the Executive Committee, Operating
                                  Committee and Director

Larry Zine                43      Executive Vice President, Chief Financial
                                  Officer and Member of Operating Committee

Evan Brudahl              42      Senior Vice President of Operating of
                                  Strategic Planning Committee and and
                                  Development, Member Director

James A. Cardwell, Jr.    38      Senior Vice President and Director of
                                  Operations, Member of Operating Committee

Travis R. Roberts         62      Vice President of Real Estate Services and
                                  Member of Operating Committee

David Latimer             39      Vice President of Petro:Lube

David A. Haug             37      Vice President of Finance and Treasurer

Todd R. Berman            40      Member of the Executive Committee and Director

Lynne Lachenmyer          39      Member of the Executive Committee, Audit
                                  Committee and Director

Michael S. Shein          34      Member of Operating Committee, Audit Committee
                                  and Director

Malcolm Lassman           59      Member of the Executive Committee, Audit
                                  Committee and Director

  James A. (Jack) Cardwell, Sr. -- Jack Cardwell founded the Company in 1975 and has been serving as the Chief Executive Officer since May 1992 and has been a member of the Board of Directors since its formation in 1992. He is the Chairman and President of the Company with responsibility for the Company's overall performance, while defining Petro's image in the marketplace and identifying growth opportunities and overseeing employee and customer retention. He served as the Chairman of the National Association of Truck Stop Operators ("NATSO") in 1983 and 1984 and has worked on various committees of NATSO since that time. He currently serves as a trustee for Security Capital Pacific Trust (a New York Stock Exchange Company). Jack Cardwell is the father of Jim Cardwell.

  Larry Zine -- Larry Zine was hired in December 1996 as Executive Vice President and Chief Financial Officer and is responsible for all financial, accounting, management information and insurance and benefit services for the Company. Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995 and subsequent sale in June 1996. Mr. Zine had worked for The Circle K Corporation for 15 years in various capacities including the last eight years as Chief Financial Officer. Mr. Zine has been a director of Morris Material Handling, Inc., since March 1998. He was educated at the University of North Dakota and holds an M.S. degree in Accounting and a B.S.B.A. in Marketing.

  Evan Brudahl -- Evan Brudahl, a Mobil Oil employee, is the Senior Vice President of Strategic Planning and Development and a director. Mr. Brudahl is responsible for strategic planning and business development functions of the Company. This includes overseeing field support services, advertising, travel store operations, corporate planning and franchise operations. Mr. Brudahl was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil and has worked for Mobil Oil for 19 years. He has held the positions of District Manager, Manager of U.S. company-operated Gasoline Stations Operations, Company Operations Accounting Manager, and various other positions in U.S. Marketing and Administrative areas. He received a B.B.A. in Marketing from the University of Wisconsin at Whitewater.

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

  David A. Haug -- David A. Haug is Vice President of Finance and Treasurer of the Company. Prior to his current position, he served as the Controller for the Company, a position he held since April 1990. Prior to that, he was an audit manager with Lauterbach, Borschow and Company, Certified Public Accountants from 1982 to 1990. He received a B.A. in Accounting from New Mexico State University and is a Certified Public Accountant in the state of Texas.

  Todd R. Berman -- Todd Berman has been a director of the Company since January 30, 1997. Mr. Berman is the founder and President of Chartwell Investments. Mr. Berman has served as Chairman of the Board of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since December 1994, as Chairman of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), since 1994; and as Chairman of the Board of Morris Material Handling Inc., since March 1998. Mr. Berman has been with Chartwell or its predecessor since 1992. Mr. Berman received an A.B. from Brown University and an M.B.A. from Columbia University Graduate School of Business.

  Lynne Lachenmyer -- Lynne Lachenmyer has been a director of the Company since
June 25, 1997.   Ms. Lachenmyer currently serves as Manager of the North
American Distillate Business for Mobil Oil Corporation and has since April 1997. Prior to this role, from 1995 to 1997, she was Manager of Chemical Global Aromatics Business for Mobil Oil. Ms. Lachenmyer also served as Manager of Strategic Planning and Investments for Mobil Chemical from 1994 through 1995 and has held various management positions with Mobil Oil Corp. since 1991.

  Michael S. Shein -- Mr. Shein has been a director of the Company since January 30, 1997. Mr. Shein, a managing director and co-founder of Chartwell Investments, has been with Chartwell Investments or its predecessor since 1992. Mr. Shein has been a director of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since December 1994; a director of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva Peninsula (Delaware, Maryland, Virginia), since December 1994; and a director of Morris Material Handling, Inc., since March 1998. He received a B.S. summa cum laude from The Wharton School at the University of Pennsylvania.

  Malcolm Lassman -- Mr. Lassman has been a director of the Company since September 23, 1997. Mr. Lassman is a managing partner of the Washington, D.C. office of the law firm Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he has practiced law since 1971. Mr. Lassman currently serves as a director of Project NorthStar, a company committed to assisting underprivileged children. Mr. Lassman received a B.A. in Economics from Washington & Lee University and a L.L.B. cum laude from Washington & Lee University.

ITEM 11.  Executive Compensation

Executive Compensation

  The following table presents information concerning compensation paid for services to the Company during 1995, 1996 and 1997 to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 1997, collectively, the "Named Executive Officers."

                           Summary Compensation Table


                                                       Annual                            Long-Term
                                                    Compensation                        Compensation
                                                    ------------                        ------------
                                                                                           Awards

     Name and                                                        Other Annual          Options           All Other
Principal Position               Year       Salary      Bonus        Compensation      (% Interest)(12)     Compensation
------------------               ----       ------      -----        ------------      ----------------     ------------
James A. Cardwell-               1997      $362,700       -                                                   247,177(2)
 Chief Executive                 1996       363,686       -                                                   247,037
 Officer                         1995       363,685       -                                                   259,850

Larry Zine -                     1997(5)   $290,000     174,000                             2.75(8)            64,728(9)
 Executive Vice
 President & Chief
 Financial Officer

Joseph R. Schillaci-             1997      $ 31,277(7)    -                                                   458,314(3)(10)
 President & Chief               1996       274,189       -                                                    10,586
 Operating Officer               1995       272,602      30,000                             2.90(1)            11,325

Walter A. Fitzgerald , Jr.       1997      $ 16,730(7)    -                                                   197,696(10)(11)
 Vice President-                 1996       145,514       -                                                       960
 Operations                      1995       128,133      20,000                              .70(1)            24,176(4)

Evan Brudahl-                    1997(5)   $135,000      81,000                              .90
 Senior Vice President-
 Strategic Planing and
 Development

James A. Cardwell, Jr.-          1997      $135,000      81,000                              .90                1,326(6)
 Vice President -                1996       107,882       -                                                     1,179
 National Sales and              1995       101,642      10,000                                                 1,500
 Promotions

David Latimer-                   1997      $128,516      90,959                              .25                3,166(6)
 Vice President-                 1996       123,296       -                                                     2,767
 Lube Operations                 1995       117,491      20,000                              .40(1)             3,498


-------------------
(1) Options held by the Named Executive Officers in the Company, expressed as a percent of the partnership equity. All of such options were terminated upon consummation of the Recapitalization at no cost to the Company.
(2) Represents employer contributions to the Company's 401(k) Plan of $3,637, $3,497 and $3,295 in 1997, 1996 and 1995, respectively, and life insurance premiums paid by the Company for the benefit of Mr. Cardwell in the amounts of $243,540, $243,540 and $256,555 in 1997, 1996 and 1995, respectively.
(3) Represents insurance premiums of $0, $7,653 and $7,653 paid by the Company for the benefit of Mr. Schillaci in 1997, 1996 and 1995, respectively, and $314, $2,933 and $3,672 of employer contributions to the Company's 401(k) Plan for 1997, 1996 and 1995, respectively.
(4) Represents $23,663 of payments in connection with relocation expenses incurred by Mr. Fitzgerald.

(5) Mr. Zine's employment with the Company commenced December 1996 and Mr. Brudahl's commenced January 30, 1997.
(6)  Represents employer contributions to the Company's 401(k) Plan.
(7) Mr. Schillaci's and Mr. Fitzgerald's employment was terminated in January 1997.
(8) Represents options to purchase 2.75% of the common partnership interests of the Company granted pursuant to the terms of his employment agreement. 25% of the options become exercisable on each of December 31, 1997, 1998, 1999, and 2000.
(9) Represents payments in connection with relocation expenses incurred by Mr. Zine.
(10) Amount includes $458,000 and $194,000 of payments related to the buyout of Mr. Schillaci's employment contract and Mr. Fitzgerald's severance letter, respectively.
(11) Represents $3,696, $960 and $513 of employer contributions to the Company's 401(k) Plan in 1997, 1996 and 1995, respectively.
(12) Options held by the Named Executive Officers in the Company, expressed as a percent of the partnership equity.

       The following table sets forth certain information concerning options to purchase partnership interests granted by the Company to the Named Executive Officers during 1997.

                       Option Grants in Last Fiscal Year

                                                                               Potential Realizable
                                                                                 Value at Assumed
                                                                                 Annual Rates of
                                                                               Partnership Interest
                                                                              Price Appreciation for
                                     Individual Grants                           the Option Term
                 ----------------------------------------------------------   ----------------------
                                 % of Total
                                  Options          Exercise
                   Options       Granted to        or Base
                   Granted       Employees          Price        Expiration
Name             (% Interest)  in Fiscal Year   ($/1% Interest)     Date        5% ($)      10% ($)
---------------  -----------   --------------   --------------   ----------    --------   ----------
Larry Zine(1)           2.75%            31.4%        $400,000   12/31/2006    $691,784   $1,753,117
Evan C.                  .90             10.3          400,000    1/30/2007     226,402      573,747
Brudahl(2)
James A.                 .90             10.3          400,000    1/30/2007     226,402      573,747
Cardwell(2)
David                    .25              2.9          400,000    1/30/2007      62,889      159,374
Latimer(2)

----------------
(1) In accordance with Mr. Zine's Employment Agreement (the "Agreement"), dated December 31, 1996, Mr. Zine received options to purchase 2.75% of the common partnership interests of the Company. 25% of the options become exercisable on each of December 31, 1997, 1998, 1999 and 2000. As of December 31, 1997, no options had been exercised.

     The options become immediately exercisable upon a Change of Control (as defined in the Agreement). Upon the termination of Mr. Zine's employment with the Company, at his request, the Company must purchase the options and any partnership interests issued upon exercise of the options (if permitted under the Company's existing debt instruments) at the fair market value of the securities at such time as determined under the Agreement.

(2) Pursuant to the Company's 1997 Class B Limited Partnership Interest Option Plan (the "Option Plan"), these Named Executive Officers were granted ten-year options (the "Options") to purchase Class B Limited Partnership Interests of the Company. The Options granted to Messrs. Brudahl, Cardwell and

     Latimer vest in equal installments of 25% on each of the first four anniversaries of the date of the closing of the Recapitalization.

     At December 31, 1997, Options covering 6.0% of the partnership interests in the Company were outstanding, of which none were exercisable. Accordingly, no Options were exercised in 1997.

     Participants become fully vested upon the occurrence of a Change in Control (as defined in the Option Plan), upon a sale of substantially all of the assets of the Partnership, upon the liquidation of the Partnership, or upon the Partnership's consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the Plan). Options may be exercised at any time, to the extent that such options are exercisable. All Options expire on the earlier to occur of (i) the tenth anniversary of the date the Option was granted, (ii) one year after the participant ceases to be an employee of the Partnership due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Partnership for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Partnership, for any reason other than (ii) or (iii) above.

Fiscal Year End Option Values

     Partnership interests in the Company are not registered or publicly traded and, therefore, a public market price of the partnership interests is not available. While a formal valuation of the Company's partnership interests has not been undertaken recently, the Company believes that the exercise price of the Options held by the Named Executive Officers at December 31, 1997 was in each case greater than or equal to the fair market value of the underlying partnership interests as of such date.

Partnership Interests Option Plan

     The Company has established an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully diluted equity of the Company. At December 31, 1997, options covering 6.0% of the partnership interests in the Company were outstanding. No options were vested at December 31, 1997 and, accordingly, none were exercised during 1997.

Compensation of Members of the Board of Directors

     Outside members of the Board of Directors receive a payment of $3,500 per meeting from the Company for their services. Members who are employees of the Company or employees of affiliates of the Company do not receive a salary or any other payment for their services on the Board of Directors.

Compensation Committee

     The Company does not maintain a formal Compensation Committee. The Vice President of Administration of the Company administers the compensation program in conjunction with the Chief Executive Officer, the President and the Board of Directors. The Chief Executive Officer's salary is determined by the Executive Committee of the Board of Directors.

Employment Agreements

     The Company entered into employment agreements with Jack Cardwell and Jim Cardwell on January 30, 1997 and, effective December 16, 1996, entered into an employment agreement with Mr. Zine (collectively the "Employment Agreements"). The Employment Agreements commenced on the date of execution and expire on December 31, 1999. Under the Employment Agreements, the annual base salaries of Jack Cardwell, Jim Cardwell and Mr. Zine (the "Executives") are $362,700, $135,000 and $290,000, respectively, and are subject to review and may be increased by the Company's Board of Directors (or compensation committee, if one is elected). Jack Cardwell and Jim Cardwell are also entitled to participate in any bonus plan approved by the Board of Directors of the Company. Mr. Zine is eligible to receive an annual cash bonus, based on parameters to be established by Jack Cardwell and Mr. Zine and approved by the Board of Directors.

     On January 30, 1997, Mr. Zine received options to purchase (at an exercise price per share of approximately $400,000 per 1%) 2.75% of the Company's common partnership interests, on a fully diluted basis.

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

     The Company and Joseph R. Schillaci, the Company's former President and Chief Operating Officer, entered into an employment agreement dated as of January 1, 1993 (the "Employment Agreement"). The Company terminated the Employment Agreement at the closing of the Recapitalization. Pursuant to the terms of the Employment Agreement, at the closing, the Company: (i) paid Mr. Schillaci a lump sum of $300,000; and (ii) paid Mr. Schillaci for reasonable expenses in connection with his relocation and out-placement assistance.

Secondment Letter Agreement

     The Company entered into an agreement with Mobil Oil providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced on January 30, 1997 and is contemplated to continue until July 1, 2000, subject to certain termination rights, including the right of Mobil Oil or Mr. Brudahl to terminate the agreement at their discretion. Under the agreement, the Company has the right, if Mr. Brudahl is performing at an unacceptable level, to terminate the secondment period on 120 days' notice. During the secondment period, the loaned employee, Mr. Brudahl, will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company will be responsible for all compensation, benefit and other expenses relating to the secondment of Mr. Brudahl to the Company.

Employee Benefits Plans

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees.
Company contributions equal 50% of the participants' contributions up to 2% of the participants' annual salary and aggregated $133,000, $138,000 and $189,000 for the years ended December 29, 1995, December 31, 1996 and December 31, 1997, respectively.

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

                                  Type of       Class of     Capital         Percentage
            Names                 Interest      Interest   Contribution       of Class
-----------------------------  ---------------  --------  ---------------  --------------
James A. Cardwell, Sr.         General Partner   Common    $   485,560(1)      1.1843%(2)
  6080 Surety Drive            Limited Partner   Common     14,143,493(1)     34.4963 (2)
  El Paso, Texas 79905

Chartwell L.P.(3)              General Partner   Common        400,000         0.9756
  c/o Maples & Calder          Limited Partner   Common     20,330,000        49.5854
  Ugland House
  P.O. Box 309
  George Town, Grand Cayman
  Cayman Islands (B.W.I.)

James A. Cardwell, Jr.         Limited Partner   Common      1,640,947(1)      4.0023(4)
  6080 Surety Drive
  El Paso, Texas 79905

Mobil Long Haul Inc.           Limited Partner   Common      3,000,000         7.3171
  3225 Gallows Road
  Fairfax, Virginia 22037
                                                                              --------
                                                                              97.5610%

All directors and officers
as a group (10 persons)                                                       39.6829%

------------

(1) Represents the implied carryover value of the Cardwell Group in the Company after the consummation of the Recapitalization. The Cardwell Group did not receive or invest any cash in the Recapitalization. For purposes of the Recapitalization, its partnership interests were given an implied value of approximately $23.9 million, of which $7.6 million was the face value of preferred partnership interests and approximately $16.3 million was the implied value of common partnership interests. The value of the Cardwell Group's partnership interests has been implied based on the partnership interest purchase price paid and capital contributions to the Company made by Chartwell and Mobil Long Haul in the Recapitalization.
(2) Includes partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Card Partners, L.P., a Texas limited partnership of which Jack Cardwell and Mrs. Jack Cardwell are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. Jack Cardwell is the sole shareholder of Texas Mec, Inc. Accordingly, Jack Cardwell may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(3) Represents partnership interests owned of record by Petro Holdings GP Corp. and Petro Holdings LP Corp. Petro Holdings GP Corp., a Delaware corporation, is a wholly owned subsidiary of Petro Holdings LP Corp., which is a wholly owned subsidiary of Petro Holdings L.L.C., a Delaware limited liability company. Chartwell L.P., a Cayman Islands limited partnership, is the majority shareholder of Petro Holdings L.L.C. Todd R. Berman, who is a Director and a member of the Executive Committee of the Company, is a limited partner of Chartwell L.P. Michael S. Shein, who is a Director and a member of the Operating Committee of the Company, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the Managers of Petro Holdings L.L.C. Other minority shareholders include an affiliate of CIBC Wood Gundy Securities Corp. and The First National Bank of Boston, the agent and a lender under the New Credit Agreement.
(4) Includes partnership interests owned of record by JAJCO II, Inc. Jim Cardwell is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.

ITEM 13.  Certain Relationships and Related Transactions

Tax Reimbursements

     The Restated Partnership Agreement requires the Company to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state and local income taxes with respect to allocations of taxable income to such partner by the Company. Historically, aggregate tax distributions to the Company's partners were based on the Company's taxable income. For the fiscal years ended December 29, 1995, December 31, 1996 and December 31, 1997, tax distributions made to the Company's partners were $326,236, $0 and $0, respectively. Because tax distributions will in the future be based on separate allocations of taxable income of the Company's partners rather than the taxable income of the Company, the aggregate tax distribution likely will increase by up to approximately $1.2 million per year. Under certain circumstances, the Company's partners receiving tax distributions with respect to allocations of taxable income under the Restated Partnership Agreement will be obligated to repay the portion of such tax distribution that exceeds the amount of a tax distribution that would have been made had tax distributions been based on the Company's taxable income.

Principal Executive Offices

     The office building in which the Company's principal executive offices are located is owned by Jack Cardwell, the Chief Executive Officer and a Director of the Company. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the fiscal years ended December 29, 1995, December 31, 1996 and December 31, 1997, the Company made annual rental payments of $336,000.

Effingham, Illinois Stopping Center

     The Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), which is owned by Travis Roberts, who is a current officer of the Company, and five former employees of the Company. Mr. Roberts owns 22% of the stock of Truck Stop. The Company leases the Effingham Center under a lease expiring in May 2006, which provides for adjustable rental payments tied to interest rates (the "Basic Rent"), plus taxes and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal. The Company also has a right of first refusal to purchase the Stopping Center at a purchase price agreed upon between Truck Stop and a third party. For the fiscal years ended December 29, 1995, December 31, 1996 and December 31, 1997, the Company made rental payments to Truck Stop of $1,086,000, $1,080,000 and $1,073,000, respectively.

Bordentown Stopping Center

     The Stopping Center located in Bordentown, New Jersey is owned by an entity (the "Bordentown Venture") in which Jack Cardwell held a 50% interest in 1994. In May 1995, Jack Cardwell sold his interest in the Bordentown Venture to his partner. The Bordentown location became a franchisee effective December 1995.

Highway Service Ventures, Inc.

     Highway Service Ventures, Inc. ("HSV"), a corporation in which Jack Cardwell owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with the Company. The initial term of each of these franchise agreements is ten years and they are automatically renewed for two five-year terms unless terminated by the franchisee. The initial term of the Elkton, Maryland franchise agreement expired in September 1995, but such term has been extended by letter agreement through March 1998. The initial terms of the remaining three franchise agreements will expire in March 1998, February 2001 and January 2005, respectively. None of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company's other franchise agreements.

Petro:Tread

     In May 1992, the Company leased a facility in El Paso, Texas from a trust, in which Jack Cardwell is a 50% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The lease, which expired in October 1995, provided for two consecutive renewal options for terms of five years each. The Company exercised its first renewal option in October 1995 to renew the lease for five years commencing November 1, 1995. The Company made lease payments of $67,000, $72,000 and $72,000, respectively, for the fiscal years ended December 29, 1995, December 31, 1996 and December 31, 1997. In addition, the Company sells retread tires to El Paso Tire Center, Inc., a corporation in which Jack Cardwell owns 100%. Such sales amounted to $288,000, $153,000 and $47,000 in 1995, 1996 and
1997, respectively.

Product Services Agreement and Fuel Sales Agreement

     The Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Auto Fuel Islands pursuant to a sales agreement with C&R Distributing, Inc. ("C&R"), a corporation in which Jack Cardwell is the sole shareholder. In addition, in May 1992, C&R and the Company entered into a product services agreement terminating in 1999, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas metropolitan area, if requested by the Company. The agreement provides that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. During fiscal years 1995, 1996 and 1997, the Company's purchases from C&R under these two agreements aggregated $7,857,000, $10,771,000 and $5,079,000, respectively. Furthermore, the Company and C&R agreed to notify the other if either party had petroleum products for sale with no obligation on either party to purchase any portion of such products. During fiscal years 1995, 1996 and 1997, the Company made sales to C&R under this agreement aggregating $4,022,000, $3,950,000 and $3,315,000, respectively. The term of the agreements with C&R have been extended through December 31, 2004. Notwithstanding the extension, the Company has the option of not purchasing products or services from C&R if the Company can purchase such products or services more economically from third parties.

Option and Right of First Refusal Agreement

     In connection with the formation of the Company in May 1992 under an Option and Right of First Refusal Agreement, Jack Cardwell and Jim Cardwell, officers and members of the Board of Directors of the Company, granted to the Company and Roadside options, which expire in December 2006, to purchase certain properties owned by the Cardwells that are located near or adjacent to the Company's Stopping Centers located in Shreveport, Louisiana (7 acres subject to option), Weatherford, Texas (34 acres), Beaumont, Texas (17 acres) and Oklahoma City, Oklahoma (30 acres) (the "Option Properties"), and a right of first refusal on each of the Option Properties. At the closing of the Recapitalization, Roadside assigned all of its rights under the Option and Right of First Refusal Agreement to Mobil Long Haul, Holdings GP and Holdings LP. The price at which an Option Property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

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

Motor Media Arrangements

     In connection with the formation of the Company in May 1992, Motor Media, Inc., a company owned 100% by Jim Cardwell ("Motor Media"), entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the agreement, the Company and Motor Media are entitled to 25% and 75%, respectively, of the gross revenues generated. Motor Media received $170,000, $214,000 and $234,000, respectively, before its selling, maintenance and administrative expenses for the fiscal years ended December 29, 1995, December 31, 1996, and December 31, 1997, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Company and Motor Media have extended the term of the Motor Media Agreement through April 2002.

Amusement and Video Poker Games Agreements

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which Jack Cardwell and Jim Cardwell own 99% and 1%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 or until earlier terminated by either party, the Company paid 60% of the revenues generated by the games to EPAC and retained the remaining 40%. Beginning November 1994, the arrangement was modified to pay 50% of the revenue generated by the games to EPAC and 50% to the Company. The Company amended the Amusement Agreement to cause EPAC to contract directly with the Company to furnish and service video and other games at an additional 12 Stopping Centers. Subsequent thereto, EPAC began furnishing and servicing games at an additional five Stopping Centers under the terms of the Amusement Agreement. EPAC received $1,880,000, $2,021,000 and $2,421,000 in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the fiscal years ended December 29, 1995, December 31, 1996 and December 31, 1997. Since June 1993, the two Company-operated Stopping Centers located in Louisiana have featured video poker games operated by a third party. Under the terms of agreements relating to the operation of, and distribution of revenues derived from the video poker operations, the Company is entitled to a specified portion of the revenues of each machine. Under these arrangements, the operator turns over a share of the revenues to Petro Truckstops, a corporation in which Jim Cardwell is the sole shareholder, which in turn forwards 95% of these revenues to the Company. The Amusement Agreement has been amended to extend its term through May 2002.

Fremont Partners' Annual Fee

     Pursuant to the Company's former partnership agreement, the Fremont Partners provided various services to the Company, including tax and legal services, and paid the directors' fees for the outside members of the Company's Board of Directors. In consideration for these services, the partnership agreement provided that the Fremont Partners were entitled to an annual management fee of $250,000 per year. Upon closing of the Recapitalization, the partnership agreement was restated. Such services are no longer rendered by the Fremont Partners and no further fees will be paid to the Fremont Partners.

Indemnity Agreements

     In order to comply with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, Jack Cardwell, Jim Cardwell, Texas JIMCO, Inc., JAJCO, Inc., JAJCO II Inc., and Arcadian Management Corporation each entered into an indemnity agreement under which each has agreed to indemnify the Company, the general partners and certain limited partners in the event that the indemnified party is required to pay certain of the Company's indebtedness after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. In May 1994, Jack Cardwell, Jim Cardwell, Texas JIMCO, Inc., JAJCO, Inc., JAJCO II Inc., and Arcadian Management Corporation amended their original indemnity agreements in connection with the May 1994 financing. No payments have been made under these agreements.

Motor Fuels Franchise Agreement

     On January 30, 1997, the Company and Mobil Oil entered into a 10-year Motor Fuels Franchise Agreement whereby the Company has agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil Oil's trademarks at the Company-operated truckstops. The agreement requires the Company to purchase from Mobil Oil certain minimum monthly and annual quantities of diesel fuel and gasoline available at Mobil Oil's specified delivery terminals subject to product availability and reductions by Mobil Oil under certain described circumstances and subject to existing gasoline supply contractual obligations. The agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by Mobil Oil. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil in a particular market area, the Company may request that Mobil Oil meet such lower price or a portion of the diesel fuel requirements would be supplied from such Mobil Oil approved third-party supplier, in which case Mobil Oil would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil Oil specified delivery terminals fixed by the agreement. The Company is also limited to certain monthly maximum purchase quantities from each Mobil Oil specified delivery terminal. Prices charged for Mobil Oil fuel sold to the Company during the term are based on certain referenced prices plus or minus discounts or premiums. Subject to certain adjustments based upon fuel availability at specified Mobil Oil supply terminals, beginning with the calendar year January 1, 1997, and each succeeding calendar year thereafter, to the extent the Company purchases from Mobil Oil quantities of diesel fuel below the minimum amount required by the agreement, the Company is required to pay Mobil Oil a fee based on the shortfall.

Master Supply Contract for Resale of Oils and Greases

     Mobil Oil and the Company have also entered into a 10-year supply agreement, commencing January 30, 1997, whereby the Company will purchase and feature certain Mobil Delvac branded oils and lubricants at the truckstop locations operated by the Company.

Marketing Services Agreement

     On January 30, 1997, Mobil Oil and the Company entered into a ten-year Marketing Services Agreement whereby Mobil Oil provides advice and assistance to the Company on matters concerning the distribution and marketing of fuels and petroleum products, including certain personnel support. In connection therewith, the Company will pay to Mobil Oil an annual marketing services fee of $300,000, payable in two semi-annual installments, and additionally will pay or directly reimburse Mobil Oil for all costs of certain personnel support, including salary compensation, benefits, travel and other out-of-pocket expenses incurred by certain Mobil Oil employees in connection with the Company's business.

Joint Project Development Agreement

     Mobil Oil and the Company have entered into a letter of intent, commencing January 30, 1997, that contemplates definitive agreements with respect to certain projects related to the Company or negotiations in good faith with respect to items which do not by their terms contemplate the execution of a definitive agreement, including: the joint development of a truck stop payment card; an on-and-off site fleet billing system for the Company's customers; and establishment of a joint products supply company.

Secondment Letter Agreement

     On January 30, 1997, the Company has entered into an agreement with Mobil Oil, providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced upon the closing of the Recapitalization and is contemplated to continue until July 1, 2000 subject to certain termination rights, including the right of Mobil Oil or the employee to terminate the agreement at their discretion. Under the agreement, the Company has the right, if the employee is performing at an unacceptable level, to terminate the secondment period on 120 days' notice. During the secondment period, the loaned employee will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company is responsible for all compensation, benefit and other expenses relating to the secondment of the employee to the Company.

Chartwell Financial Advisory Agreement

     The Company entered into an agreement with Chartwell Investments, commencing January 30, 1997, providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments for acting as financial advisor with respect to the Recapitalization, including soliciting, structuring and arranging the financing of the Recapitalization. The fees, totaling approximately $3,000,000, equal to 1% of the total capitalization of the Company plus 1/2 of 1% of the Expansion Facility and the reimbursement of certain expenses, were paid at the closing of the Recapitalization. Mr. Berman and Mr. Shein are directors of the Company and are officers and directors of Chartwell Investments.

Chartwell Management Consulting Agreement

     The Company has entered into a management consulting agreement with Chartwell Investments, commencing January 30, 1997, pursuant to which Chartwell Investments will provide the Company with certain management, advisory and consulting services for a fee of $600,000 for each fiscal year of the Company during the term of the agreement, with up to an additional $100,000 payable for each fiscal year, provided that EBITDA is at least $45 million, plus reimbursement of certain expenses. The term of the management consulting agreement is ten years and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments. Mr. Berman and Mr. Shein are directors of the Company and are officers and directors of Chartwell Investments. During 1997, the Company paid Chartwell Investments $600,000 under this agreement.

Certain Business Relationships

     Mr. Lassman, a director of the Company since September 23, 1997, is a managing partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P., which has provided legal services to the Company during 1997 and will continue to provide legal services to the Company during 1998.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as a part of this report:
        1.  Financial statements
The following consolidated financial statements of the Company are included in
Part II, Item 8 of this report:

                                                                          Page
                                                                          ----
     Consolidated Balance Sheets                                            18
     Consolidated Statements of Operations                                  19
     Consolidated Statements of Changes in Partners' Capital(Deficit)       20
     Consolidated Statements of Cash Flows                                  21
     Notes to Consolidated Financial Statements                             22
     Reports of Independent Accountants                                  36-37

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

     2.  Exhibits

     Incorporated herein by reference is a list of Exhibits contained in the
     Exhibit Index on pages 53 through 57 of this Annual Report.

     (b) Reports on Form 8-K:  None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Petro Stopping Centers, L.P. has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                            PETRO STOPPING CENTERS, L.P.
                                                     Registrant


                                             By  /s/ James A. Cardwell, Sr.
                                             -------------------------------
                                                  James A. Cardwell, Sr.
                                           Chairman of the Board of Directors,
March 30, 1998                             President and Chief Executive Officer
    (Date)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities on the date indicated:


        Signature                        Title                         Date
        ---------                        -----                         ----

/s/ James A. Cardwell, Sr.    Chairman of the Board of
---------------------------   Directors, President and Chief      March 30, 1998
   (James A. Cardwell, Sr.)   Executive Officer (Principal
                              Executive Officer)

 /s/ Larry J. Zine            Executive Vice President and
---------------------------   Chief Financial Officer             March 30, 1998
    (Larry J. Zine)           (Principal Financial Officer)

/s/  David A. Haug            Vice President of Finance,
---------------------------   Treasurer and Chief Accounting      March 30, 1998
    (David A. Haug)           Officer

  /s/ Evan Brudahl            Member of the Board of Directors
---------------------------   and Sr. Vice President of Planning  March 30, 1998
     (Evan Brudahl)           and Administration

/s/ James A. Cardwell, Jr.    Member of the Board of Directors
---------------------------   and Sr. Vice President of           March 30, 1998
   (James A. Cardwell, Jr.)   Operations

 /s/ Todd R. Berman           Member of the Board of Directors
---------------------------                                       March 30, 1998
    (Todd R. Berman)

 /s/ Lynne Lachenmyer         Member of the Board of Directors
---------------------------   and Audit Committee                 March 30, 1998
    (Lynne Lachenmyer)

 /s/ Michael S. Shein         Member of the Board of Directors
----------------------------  and Audit Committee                 March 30, 1998
    (Michael S. Shein)

 /s/ Malcolm Lassman          Member of the Board of Directors
----------------------------  and Audit Committee                 March 30, 1998
    (Malcolm Lassman)

                          PETRO STOPPING CENTERS, L.P.
                                 Exhibit Index

     3.1(aa) Amended and Restated Certificate of Limited Partnership of the Company dated as of January 30, 1997.

     3.2(aa) Third Amended and Restated Limited Partnership Agreement of the Company, dated as of January 30, 1997, by and among the Petro, Inc., James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro Holdings GP Corp, Petro Holdings LP Corp., Mobil Long Haul Inc. and Kirschner Investments.

     3.3(bb)  Certificate of Incorporation of Petro Financial Corporation.

     3.4(bb)  Bylaws of Petro Financial Corporation.

     4.1(cc) Indenture, dated as of May 24, 1994, among the Company, Petro Financial Corporation and First Trust National Association, as trustee, for the Company's $100,000,000 principal amount 12 1/2% Senior Notes due 2002.

     4.2(cc)  Form of 12 1/2% Senior Note due 2002.

     4.3(cc) Guarantee Agreement, dated as of May 24, 1994, between the Company and First Trust National Association.

     4.4(cc) Warrant Agreement, dated as of May 24, 1994, among the Company, Petro Financial Corporation and First Trust National Association.

     4.5(cc)  Specimen of Exchangeable Debt Warrant

     4.6(aa) Indenture dated as of January 30, 1997 among the Company, Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to the Company's $135,000,000 principal amount 10 1/2% Senior Notes due 2007.

     4.7(aa)  Form of 10 1/2% Senior Note due 2007.

     4.8(aa) Note Registration Rights Agreement, dated as of January 30, 1997, by and among the Company, Petro Financial Corporation and CIBC Wood Gundy Securities Corp. and Morgan Stanley Incorporated.

     4.9(aa) Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 30, 1997, among the Company, the Lenders party thereto, and The First National Bank of Boston, as Agent.

     4.10(aa) First Amendment to Amended and Restated Revolving Credit and Term
              Loan Agreement and Limited Waiver, dated as of February 12, 1997, among the Company, the Lenders party thereto, and The First National Bank of Boston, as Agent.

     10.1*    Form of the Company's Franchise Agreement.

     10.2* Schedule of Existing Franchise Agreements (including franchises in which James A. Cardwell has an interest: Florence, SC; Elkton, MD; Ruther Glen, VA; and Carnesville, GA).

     10.3(bb) Surety Drive Lease Agreement, dated April 30, 1992, between James
              A. Cardwell and the Company.

     10.4(bb) Agreement relating to trademark license for Bordentown, New
              Jersey, dated April 30, 1992, between the Company and Petro, Inc.

     10.5(bb) Petro:Tread Lease Agreement, dated April 30, 1992, between James Arthur Lyle and the Company.

     10.6(bb) Lease Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

     10.7(bb) Servicing Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

     10.8(bb) Lease Agreement relating to Arlington, Texas liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

     10.9(bb) Servicing Agreement relating to Arlington, Texas liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

     10.10(bb) Lease Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

     10.11(bb) Servicing Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

     10.12(bb) Sublease and Services Agreement relating to Shreveport, Louisiana liquor sales, dated April 8, 1994, between the Company and Petro Truckstops, Inc.

     10.13(bb) Sublease and Services Agreement relating to Shorter, Alabama liquor sales, dated April 13, 1994, between the Company and Petro, Inc.

     10.14(bb) Lease relating to the Effingham, Illinois Stopping Center, dated
               May 23, 1990, between Truck Stop Property Owners, Inc. and Petro, Inc.

     10.15(bb) Lease with Option to Purchase, dated September 9, 1983, among
               Vaughn O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond, Inc.

     10.16(bb) Profit Participation Agreement, dated March 1, 1993, between
               Pelican Gaming, Inc. and Petro Truckstops, Inc.

     10.17(bb) Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

     10.18(bb) Agreement and General Release, dated February 22, 1993, among the Company, Petro PSC Properties, L.P., Petro, Inc., Arcadian Management Corporation and William J. La Croix.

     10.19(bb) Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Shorter, Alabama convenience store (facility no. 13929), between the Company and C&R Distributing, Inc.

     10.20(bb) Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Bucksville, Alabama convenience store (facility no.13817), between the Company and C&R Distributing, Inc.

     10.21(bb) Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Kingston Springs, Tennessee convenience store (facility no. 13928), between the Company and C&R Distributing, Inc.

     10.22(bb) Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Vinton, Texas convenience store (facility no. 7-5661), between the Company and C&R Distributing, Inc.

     10.23(bb) Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the El Paso, Texas convenience store (facility no. 20-1602), between the Company and C&R Distributing, Inc.

     10.24(aa) Distributor Sales Agreement (Branded) Renewal Offer dated
               November 1, 1996, between Exxon Company, U.S.A. and the Company.

     10.25(aa) Amended Split Dollar Life Insurance Agreement, dated as of May 1,
               1995, among the Company, James A. Cardwell, Jr., Trustee of the James A. and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

     10.26(dd) Lease and Services Agreement, dated January 26, 1995, between the
               Company and Petro Truckstops, Inc.

     10.27(dd) Lease and Services Agreement, dated February 10, 1995, between the Company and Petro Beverage, Inc.

     10.28(aa) Omnibus Agreement by and among the James A. Cardwell, Sr., James
               A. Cardwell, Jr. JAJCO II, Petro Inc., Mobil Long Haul Inc., Petro Holdings GP Corp., Petro Holdings LP Corp., the Company and Kirschner Investments Company dated as of October 18, 1996 (the "Omnibus Agreement").

     10.29(aa) Amendment No. 1 to the Omnibus Agreement, dated as of January
               30, 1997.

     10.30(aa) Employment Agreement, dated January 30, 1997, by and between
               James A. Cardwell, Sr. and the Company.

     10.31(aa) Employment Agreement, dated January 30, 1997, by and between
               James A. Cardwell, Jr. and the Company.

     10.32(aa) Employment Agreement, dated December 16, 1996, by and between
               Larry Zine and the Company.

     10.33(aa) PMPA Distributor Motor Fuels Franchise Agreement, dated January
               30, 1997, by and between Mobil Oil and the Company.

     10.34(aa) Marketing Services Agreement, dated January 30, 1997, by and between Mobil Oil and the Company.

     10.35(aa) Memorandum of Understanding - Joint Project Development, dated
               January 30, 1997, by and between Mobil Oil and the Company.

     10.36(aa) Secondment Agreement, dated January 30, 1997, by and between
               Mobil Oil and the Company

     10.37(aa) Master Supply Contract for Resale of Oils and Greases, dated
               January 30, 1997, by and between Mobil Oil and the Company.

     10.38(aa) Financial Advisory Agreement, dated January 30, 1997, by and between Chartwell Investment and the Company.

     10.39(aa) Management Consulting Agreement, dated January 30, 1997, by and between Chartwell Investment and the Company.

     10.40(aa) Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and the Company.

     10.41(aa) Petro/El Paso Amusement Services Agreement, dated January 30,
               1997, by and between El Paso Vending and Amusement Company and the Company.

     10.42(aa) Display Space Agreement, dated January 30, 1997, by and between
               Motor Media, Inc. and the Company.

     10.43(aa) Second Amended and Restated Indemnity and Hold Harmless
               Agreement, dated January 30, 1997, by James A. Cardwell, Sr. for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.44(aa) Second Amended and Restated Indemnity and Hold Harmless
               Agreement, dated January 30, 1997, by James A. Cardwell, Jr. and for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.45(aa) Second Amended and Restated Indemnity and Hold Harmless
               Agreement, dated January 30, 1997, by JAJCO II for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.46(aa) Indemnity and Hold Harmless Agreement, dated January 30, 1997, by
               Petro, Inc. for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.47(aa) Second Amended and Restated Indemnity and Hold Harmless
               Agreement, dated January 30, 1997, by Arcadian Management Corporation, a Colorado corporation, for the benefit of Petro Holdings GP Corp., Petro, Inc., the Company and Petro Financial Corporation.

     10.48(aa) Interest Purchase Agreement among Sequoia Ventures Inc.,
               Roadside, Inc., Chartwell, Mobil Long Haul and the Company dated as of October 18, 1997.

     10.49(bb) Southwestern Bell Telephone Company Multi-State License Agreement for placement of Public Telephone Equipment, dated April 1, 1993, between the Company and Southwestern Bell Telephone Company.

     10.50(bb) Southwestern Bell Telephone Company Public Telephone License
               Agreement, dated May 16, 1990, between Southwestern Bell Telephone Company and Petro, Inc.

     10.51(ee) Form of Key Employee Incentive Compensation Plan.

     10.52(aa) 1996 Management Incentive Plan.

     10.53* Purchase and Sale Agreement dated October 27, 1997 between Dr. Jung Y. Park and Wife, Kyung Hee Park and Petro Stopping Centers, L.P.

     10.54* Amendment No. 1 dated November 3, 1997 to Purchase and Sale Agreement between Dr. Jung Y. Park and Wife, Kyung Hee Park and Petro Stopping Centers, L.P.

     16.1(ff) Letter, dated September 3, 1997, from Coopers & Lybrand L.L.P., Regarding Change in Certifying Acountants.

     16.2(ff) Letter, dated September 3, 1997, from Arthur Andersen LLP, Regarding Change in Certifying Acountants.

     16.3(gg) Letter, dated September 11, 1997, from Coopers & Lybrand L.L.P., Regarding Change in Certifying Accountants.

     21(aa)    Subsidiaries of the Company

     27*       Financial Data Schedule


*    Filed herewith.
(aa) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(bb) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-76154).
(cc) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1994.
(dd) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(ee) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
(ff) Incorporated by reference to the Company's Current Report on Form 8-K, filed on September 3, 1997.
(gg) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on September 11, 1997.