Form 10-Q
period 1998-03-31
PETRO STOPPING CENTERS L P
filed 1998-05-15
CIK 919942

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                         PART 1.  Financial Information

Item 1.  Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           December 31,           March 31,
                                                                              1997                   1998
                                                                              ----                   ----
                             ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 24,796               $ 13,695
  Trade accounts receivable, net of allowance for uncollectible
  accounts of $330 in 1997 and $451 in 1998                                   12,548                 13,861
  Inventories, net                                                            16,362                 16,090
  Other current assets                                                         2,551                  2,287
  Due from affiliates                                                            980                    810
  Land held for sale                                                           4,442                  4,442
                                                                            --------               --------
     Total current assets                                                     61,679                 51,185

  Property and equipment, net                                                153,363                153,821
  Deferred debt issuance and organization costs, net of accumulated
  amortization of $5,489 in 1997 and $6,068 in 1998                           16,353                 15,783
  Other assets                                                                 8,271                  8,396
                                                                            --------               --------

     Total assets                                                           $239,666               $229,185
                                                                            ========               ========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Current portion of long-term debt                                         $  3,000               $  3,375
  Trade accounts payable                                                       9,350                  7,683
  Accrued expenses and other liabilities                                      26,491                 18,155
  Due to affiliates                                                           18,988                 19,058
                                                                            --------               --------
     Total current liabilities                                                57,829                 48,271

  Notes payable                                                                    -                      -
  Long-term debt, excluding current portion                                  180,190                179,065
                                                                            --------               --------
     Total liabilities                                                       238,019                227,336
                                                                            --------               --------

  Commitments and contingencies

  Mandatorily redeemable preferred partnership interests                      21,202                 21,705

    Partners' capital (deficit):
      General  partners                                                       (8,848)                (8,844)
      Limited partners                                                       (10,707)               (11,012)
                                                                            --------               --------
         Total partners' capital  (deficit)                                  (19,555)               (19,856)
                                                                            --------               --------
         Total liabilities and partners' capital (deficit)                  $239,666               $229,185
                                                                            ========               ========


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 1997                1998
                                                                               --------             --------
Net revenues (including motor fuel taxes):
  Fuel                                                                         $123,739             $119,032
  Non-Fuel                                                                       27,098               30,933
  Restaurant                                                                     11,728               12,967
                                                                               --------             --------
     Total net revenues                                                         162,565              162,932
                                                                               --------             --------

Costs and expenses:
  Cost of sales (including motor fuel taxes)                                    131,646              126,771
  Operating expenses                                                             20,256               22,610
  General and administrative                                                      3,988                4,626
  Depreciation and amortization                                                   2,995                3,706
                                                                               --------             --------

     Total costs and expenses                                                   158,885              157,713
                                                                               --------             --------

     Operating income                                                             3,680                5,219

Interest expense, net                                                             5,070                5,017
                                                                               --------             --------

Income (loss) before extraordinary item                                          (1,390)                 202

Extraordinary item - loss from extinguishment of debt                           (12,745)                   -
                                                                               --------             --------


     Net income (loss)                                                         $(14,135)            $    202
                                                                               ========             ========


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 1998
                                 (in thousands)


                                                                                                    Total
                                                                                                  Partners'
                                                        General             Limited                Capital
                                                        Partners            Partners              (Deficit)
                                                        -------             --------              ---------
Balances, December 31, 1997                             $(8,848)            $(10,707)             $(19,555)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                  -                 (503)                 (503)

Net income                                                    4                  198                   202
                                                        -------             --------              --------

Balances, March 31, 1998                                $(8,844)            $(11,012)             $(19,856)
                                                        =======             ========              ========


     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1997             1998
                                                                            ---------         --------
Cash flows provided by operating activities:
  Net income (loss)                                                         $ (14,135)        $    202
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Loss from extinguishment of debt                                            12,745                -
   Depreciation and amortization                                                2,995            3,706
   Deferred debt issuance amortization                                            452              396
   Accretion of original issue discount                                            72                -
   Provision for losses on trade accounts receivable                               84               55
  Increase (decrease) from changes in:
   Trade accounts receivable                                                   (2,260)          (1,368)
   Inventories                                                                  1,152              272
   Other current assets                                                           (61)             264
   Due from affiliates                                                            275              170
   Due to affiliates                                                              (92)              70
   Trade accounts payable                                                       2,458           (1,667)
   Accrued expenses and other liabilities                                       2,718           (8,336)
                                                                            ---------         --------
         Net cash provided by (used  in) operating activities                   6,403           (6,236)
                                                                            ---------         --------

Cash flows used in investing activities:
  Purchases of property and equipment                                            (746)          (3,303)
  Decrease in other assets, net                                                  (360)            (812)
                                                                            ---------         --------
         Net cash used in investing activities                                 (1,106)          (4,115)
                                                                            ---------         --------

Cash flows provided by (used in) financing activities:
  Repayments of notes payable                                                 (23,639)               -
  Proceeds from notes payable                                                   2,000                -
  Repayments of long-term debt                                               (150,450)            (750)
  Proceeds of long-term debt                                                  185,000                -
  Capital contribution                                                         11,047                -
  Payment of debt issuance costs                                              (14,133)               -
                                                                            ---------         --------
         Net cash provided by (used in) financing activities                    9,825             (750)
                                                                            ---------         --------
Net increase (decrease) in cash and cash equivalents                           15,122          (11,101)
Cash and cash equivalents, beginning of period                                  3,182           24,796
                                                                            ---------         --------
Cash and cash equivalents, end of period                                    $  18,304         $ 13,695
                                                                            =========         ========

======================================================================================================
Supplemental cash flow information
  Interest paid during the period                                           $   2,432         $  7,962
  Non-cash financing activities
   Assignment of  preferred partnership interests                              19,600                -
   Preferred return on mandatorily redeemable
    preferred partnership interests                                               291              503

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements which include the accounts of Petro Stopping Centers, L.P. and its subsidiaries, have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

          These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Petro Stopping Centers, L.P. ( the "Company") on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed to such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

2)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          For a full discussion of recently issued accounting pronouncements, see Note 16 of Notes to Consolidated Financial Statements in the 1997 Form 10-K.

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that comprehensive income and its components, as defined therein, be reported in a company's financial statements. At March 31, 1998, the Company does not have any components of comprehensive income, as defined, and accordingly, the Company's reported net income for the period is equivalent to its comprehensive income. The Company will continue to monitor its accounts for components of comprehensive income.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities (including, among other things, pre-opening costs related to the development of new sites and organization costs) be expensed as incurred and that previously deferred costs expensed in the initial adoption be reported as a cumulative effect of a change in accounting principle. SOP 98-5 is required to be adopted in 1999, although earlier adoption is allowed. The Company currently expects to adopt SOP 98-5 as of January 1, 1999. As of March 31, 1998, the Company had in excess of $3.5 million of deferred costs that may be affected by SOP 98-5, and management is currently analyzing these costs to determine what amount will be required to be expensed in the initial adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in this Item 2 updates and should be read in conjunction with the information set forth in Part II, Item 7 in the Company's 1997 Form 10-K.

          Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

          The forward-looking statements are included in, without limitation, "--Operations," "--Liquidity and Capital Resources" and "--Environmental". The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Recapitalization

          On January 30, 1997, the Company consummated a transaction entered into in October 1996, under which Chartwell and Mobil Long Haul invested $20,700,000 and $15,000,000, respectively, to directly acquire the partnership interests of the Company owned by the Fremont Partners for approximately $25,600,000 and invest approximately $10,100,000 in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner Investments, a Company franchisee, invested $1,000,000 in the Company. Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.6%), the Cardwell Group (approximately 39.7%), Mobil Long Haul (approximately 7.3%), and Kirschner (approximately 2.4%), and the preferred partnership interests are owned by Mobil Long Haul ($12,000,000) and the Cardwell Group ($7,600,000). Chartwell and the Cardwell Group own both general and limited partnership interests and Mobil Long Haul and Kirschner own only limited partnership interests. Mobil Oil Company and the Company also entered into certain supply and marketing agreements.

          As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% Senior Notes due 2007, and repurchased approximately 94% of its 12 1/2% Senior Notes due 2002 and approximately 100% of the outstanding Debt Warrants. In connection with the issuance of the New Notes, the Company capitalized approximately $14,500,000 of debt issuance costs and wrote off, as an extraordinary item, $12,745,000 of debt restructuring costs associated with the retired debt.

          The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement") at the time of Recapitalization. The New Credit Agreement consists of a $25,000,000 revolving credit facility, a $14,000,000 Term Loan A, a $30,000,000 Term Loan B and a $40,000,000 Expansion Facility.

Operations

          The following table sets forth the development of the Company's Stopping Center network since 1994.

                                                     AS OF MARCH 31,
                                                     ---------------
                                         1994     1995     1996     1997     1998
                                         ----     ----     ----     ----     ----
     Company-operated Stopping Centers..   24       25       26       26       28
     Franchised.........................   12       14       15       16       20
     Independently operated.............    1        1        -        -        -
                                         ----     ----     ----     ----     ----

     Total Stopping Centers.............   37       40       41       42       48
                                         ====     ====     ====     ====     ====

          The following table sets forth information on Stopping Centers opened since March 31, 1994, all of which were full-sized facilities.

                LOCATION                            DATE OPENED
                --------                            -----------

Company-operated Stopping Centers:
    Medford, Oregon                                 January 1995
    Ocala, Florida                                  June 1995
    North Baltimore, Ohio                           August 1997
    North Little Rock, Arkansas                     September 1997

Franchised:
    Fargo, North Dakota                             November 1994
    Carnesville, Georgia                            January 1995
    York, Nebraska                                  December 1996
    Scranton, Pennsylvania                          May 1997
    Claysville,  Pennsylvania                       November 1997
    Breezewood, Pennsylvania                        February 1998
    Milton, Pennsylvania                            March 1998
    Monee, Illinois                                 April 1998

          All of the Stopping Centers opened since March 31, 1994 were newly constructed facilities, except Medford, Oregon and North Little Rock, Arkansas, where the Company purchased existing truck stops and converted them into a Stopping Center. The North Baltimore, Ohio facility is operated under a lease agreement. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At March 31, 1998, the Company had no new Stopping Centers under construction. The approximate construction cost of a new stopping center (exclusive of land) is between $7.0 and $9.5 million.

          Three new franchises have been opened since December 31, 1997. Two of the franchises are located in Pennsylvania and one in Illinois. The Breezewood, Milton and Monee locations opened in January, February and April of 1998, respectively.

          All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately 15 years (expiring on December 2001), and it provides for only one five-year renewal. All franchise agreements are in their initial term including the Elkton, Ft. Chiswell, Joplin, Lake Station and Ruther Glen agreements, whose initial terms have been extended from their initial termination dates of September 1995, March 1996, June 1997, October 1997 and March 1998, respectively, to June 1998 by letter agreements. The Company is currently in the process of obtaining a first renewal of such agreements.

          In addition, the Company has entered into a joint venture agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non recourse credit facility. Under the Agreement, the Company will receive a management fee of $250,000 per annum and will share in 40% of the location's operating earnings.

          The Company derives its revenues from (i) the sale of fuels, diesel and gasoline; (ii) non-fuel items including the sale of merchandise and offering of services such as truck weighing scales, showers, laundry, video games and other operations; and (iii) restaurant operations which include the Iron Skillet and certain fast-food operations. The Company's franchise royalties and rental revenue from video poker operations in Louisiana are also included in non-fuel revenue.

          The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $43,556,000 and $51,773,000 for the periods ended March 31, 1997, and March 31, 1998, respectively.

          Taxes. No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

          Overview. The Company's net revenues of $162,932,000 were relatively flat compared to the prior year. Revenues were affected primarily by lower pump prices stemming from reduced fuel costs during the quarter. The effects of the lower pump prices were offset by a 15.8% increase in fuel gallons sold and an increase of 14.2% and 10.6% in total non-fuel and restaurant sales, respectively, from the prior year. Cost of sales decreased 3.7% compared to the first quarter of 1997. The decrease is principally due to lower fuel and commodity costs. Operating expenses increased 11.6% from the prior year due mainly to employee related costs and the addition of the Company's two new locations. General and administrative expenses increased 16.0% to approximately $4,626,000 compared to $3,988,000 in the prior year. This increase was principally due to employee related expenses and development and implementation costs for system projects during the current year.

          Fuel. Revenues decreased 3.8% overall to $119,032,000 compared to $123,739,000 in 1997. Fuel revenues decreased primarily due to reductions in pump prices stemming from lower fuel costs compared to 1997. The decreased fuel revenues were offset by a 15.8% increase in fuel volumes and pricing strategies, which resulted in increased fuel margins compared to the prior year.

          Non-Fuel. Revenues increased 14.2% overall to $30,933,000 from $27,098,000 in the prior year. The increase in non-fuel revenues is primarily due to the addition of the Company's two new locations, increased tire and repair part sales, and sales at the Company's retail stores.

          Restaurant. Revenues of $12,967,000 were 10.6% over prior year's revenues of $11,728,000. Comparable unit revenues of $12,066,000 were 2.9% over the prior year. Revenue increases were primarily due to the addition of the Company's two new locations. Revenues were enhanced by the implementation of new menus and featured meal specials. Gross margin in the restaurants improved by 13.7% overall and 6.0% on a comparable unit basis due to management's continued focus on costs and the implementation of menu changes.

          Costs and Expenses. Total costs and expenses decreased 0.7% to $157,713,000. Costs of sales decreased $4,875,000, or 3.7%, from the prior year, primarily due to the reduced fuel costs experienced during the current year. Operating expenses increased $2,354,000, or 11.6%, to $22,610,000. The increase is mainly due to employee related costs and the addition of the Company's two new locations. General and administrative expenses increased $638,000, or 16.0%, compared to total general and administrative expense of $3,988,000 in the prior year's first quarter. This increase was principally due to employee related expenses and development and implementation costs associated with systems projects.

          Interest Expense, net. Interest expense, net decreased $53,000 to $5,017,000 during the first quarter of 1998 due primarily to increased interest income compared to the prior year.

          Extraordinary Item. Extraordinary item reflects a charge to earnings of $12,745,000 for the write-off of costs related to the Recapitalization in January of 1997.

LIQUIDITY AND CAPITAL RESOURCE

          Capital expenditures through the first three months totaled $3,303,000 for 1998 and $746,000 for 1997. Included in capital expenditures for 1998 were funds spent on the new and existing facilities, in addition to new systems implementation projects.

          The Company had positive working capital of $2,914,000 at March 31, 1998 and $3,850,000 at December 31, 1997. Negative working capital is normal in the truckstop industry; however, due to the Recapitalization and the reclassification of land held for sale during the fourth quarter of 1997, the Company currently has positive working capital. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required.

          During the quarter ended March 31, 1998, the Company made principal payments on its Term Loans A and B of $625,000 and $125,000, respectively. The Company also made a scheduled interest payment of approximately $7,100,000 in February 1998 on its 10 1/2% Senior Notes.

          In accordance with the New Credit Agreement, the interest rate the Company is required to pay on its Term Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's reduced leverage ratio, as defined in the New Credit Agreement.

          At March 31, 1998, the Company had standby letters of credit issued for approximately $770,000, resulting in availability of approximately $24,230,000 on the Revolving Credit Facility. As of March 31, 1998, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

          Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $503,000 for the quarter ended March 31, 1998. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

          The Company, within certain limits, pays its own workers' compensation and general liability claims. During the first quarter of 1998, the Company paid claims aggregating $491,000 and $98,000 relating to workers' compensation and general liability, respectively. The Company believes it provides an accrual adequate to cover both reported and incurred, but not reported claims.

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

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements. At March 31, 1998, such accrual amounted to approximately $187,400 and, in management's opinion, is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At March 31, 1998, the Company has recognized approximately $261,500 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

                          PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

          The Louisiana State Police, who administer the gaming licensing process in Louisiana, issued citations in February 1998, against the licensee of video poker at the two Petro Truck Stops in Louisiana, alleging failure to file complete license application forms for the business. An administrative hearing officer of the Louisiana Gaming Control Board issued a recommendation that the video poker business be suspended at both locations for a period of 30 days. On April 21, 1998, the Company appealed the suspension recommendation to the Louisiana Gaming Control Board and agreed to pay a fine of $25,000 per video poker location and to comply with certain license application requests in lieu of the license suspension.

          The Company is also involved in various other litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Item  6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 10.55 - Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Development Corporation, and Tejon Ranch Company, as Guarantor.

          Exhibit 27 - Financial Data Schedule


    (b)   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PETRO STOPPING CENTERS, L.P.
                                                          (Registrant)


Date:  May 15, 1998                                  /s/ Larry J. Zine
                                                  ----------------------------
                                                  Larry J. Zine
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                 Exhibit Description
-----------                                 -------------------

10.55*                                      Limited Liability Company
                                            Operating Agreement of Petro
                                            Travel Plaza, LLC, dated as of
                                            December 5, 1997 among the
                                            Company, Tejon Development
                                            Corporation, and Tejon Ranch
                                            Company, as Guarantor.

27*                                         Financial Data Schedule



*  Filed herewith.