Form 10-Q
period 1998-06-30
PETRO STOPPING CENTERS L P
filed 1998-08-14
CIK 919942

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                        PART 1.  Financial Information

Item 1.  Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           December 31,            June 30,
                                                                               1997                  1998
                                                                               ----                  ----
                              ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 24,796               $ 19,978
  Trade accounts receivable, net of allowance for uncollectible
    accounts of $330 in 1997 and $566 in 1998                                  12,548                 13,239
  Inventories, net                                                             16,362                 17,492
  Other current assets                                                          2,551                  2,329
  Due from affiliates                                                             980                    784
  Land held for sale                                                            4,442                  4,442
                                                                             --------               --------
     Total current assets                                                      61,679                 58,264

  Property and equipment, net                                                 153,363                155,531
  Deferred debt issuance and organization costs, net of
    accumulated amortization of $5,489 in 1997 and $ 6,650 in 1998             16,353                 15,205
  Other assets                                                                  8,271                  7,487
                                                                             --------               --------

     Total assets                                                            $239,666               $236,487
                                                                             ========               ========

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Current portion of long-term debt                                          $  3,000               $  3,750
  Trade accounts payable                                                        9,350                  5,610
  Accrued expenses and other liabilities                                       26,491                 23,322
  Due to affiliates                                                            18,988                 22,144
                                                                             --------               --------
     Total current liabilities                                                 57,829                 54,826


  Long-term debt, excluding current portion                                   180,190                177,846
                                                                             --------               --------
     Total liabilities                                                        238,019                232,672
                                                                             --------               --------

  Commitments and contingencies

  Mandatorily redeemable preferred partnership interests                       21,202                 22,182

Partners' capital (deficit):
  General  partners                                                              (903)                  (877)
  Limited partners                                                            (18,652)               (17,490)
                                                                             --------               --------
        Total partners' capital  (deficit)                                    (19,555)               (18,367)
                                                                             --------               --------
        Total liabilities and partners' capital (deficit)                    $239,666               $236,487
                                                                             ========               ========

                              See accompanying notes to unaudited consolidated  financial statements


                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)




                                                        Three Months Ended                        Six Months Ended
                                                      June 30,      June 30,                   June 30,        June 30,
                                                        1997          1998                       1997            1998
                                                        ----          ----                       ----            ----
Net revenues (including motor fuel taxes):
  Fuel                                              $  119,399    $  117,162                 $  243,096     $  236,194
  Non-Fuel                                              29,208        34,758                     56,733         65,691
  Restaurant                                            12,152        13,237                     23,495         26,204
                                                    ----------    ----------                 ----------     ----------
     Total net revenues                                160,759       165,157                    323,324        328,089
                                                    ----------    ----------                 ----------     ----------

Costs and expenses:
  Cost of sales (including motor fuel taxes)           126,598       126,657                    258,244        253,428
  Operating expenses                                    20,704        22,901                     40,961         45,511
  General and administrative                             3,889         4,787                      7,877          9,413
  Depreciation and amortization                          3,149         3,874                      6,144          7,580
                                                    ----------    ----------                 ----------     ----------
     Total costs and expenses                          154,340       158,219                    313,226        315,932
                                                    ----------    ----------                 ----------     ----------

     Operating income                                    6,419         6,938                     10,098         12,157

Interest expense, net                                    5,345         4,972                     10,415          9,989
                                                    ----------    ----------                 ----------     ----------

Income (loss) before extraordinary item                  1,074         1,966                       (317)         2,168

Extraordinary item - loss from extinguishment
     of debt                                                 -             -                    (12,745)             -
                                                    ----------    ----------                 ----------     ----------

     Net income (loss)                              $    1,074    $    1,966                 $  (13,062)    $    2,168
                                                    ==========    ==========                 ==========     ==========

                               See accompanying notes to unaudited consolidated financial statements


                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    For the Six Months Ended June 30, 1998
                                (in thousands)


                                                                                             Total
                                                                                           Partners'
                                                                     General    Limited     Capital
                                                                    Partners    Partners   (Deficit)
                                                                    --------   ---------   ---------
Balances, December 31, 1997                                         $   (903)  $ (18,652)  $ (19,555)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                             (21)       (959)       (980)

Net income                                                                47       2,121       2,168
                                                                    --------   ---------   ---------

Balances, June 30, 1998                                             $   (877)  $ (17,490)  $ (18,367)
                                                                    ========   =========   =========

                See accompanying notes to unaudited consolidated financial statements


                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 1997                 1998
                                                                                 ----                 ----
Cash flows provided by operating activities:
  Net income (loss)                                                          $ (13,062)             $  2,168
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
      Loss from extinguishment of debt                                          12,745                     -
      Depreciation and amortization                                              6,144                 7,580
      Deferred debt issuance amortization                                          895                   813
      Accretion of original issue discount                                          72                     -
      Provision for losses on trade accounts receivable                             59                   114
  Increase (decrease) from changes in:
      Trade accounts receivable                                                 (1,949)                 (805)
      Inventories                                                                1,598                (1,130)
      Other current assets                                                        (319)                  222
      Due from affiliates                                                          223                   196
      Due to affiliates                                                           (245)                3,156
      Trade accounts payable                                                     5,349                (3,739)
      Accrued expenses and other liabilities                                    (6,200)               (3,169)
                                                                             ---------              --------
         Net cash provided by operating activities                              17,710                 5,406
                                                                             ---------              --------

Cash flows used in investing activities:
  Purchases of property and equipment                                           (3,543)               (8,007)
  Decrease in other assets, net                                                   (436)                 (623)
                                                                             ---------              --------
         Net cash used in investing activities                                  (3,979)               (8,630)
                                                                             ---------              --------

Cash flows provided by (used in) financing activities:

  Repayments of notes payable                                                  (23,639)                    -
  Proceeds from notes payable                                                    2,000                     -
  Repayments of long-term debt                                                (150,450)               (1,594)
  Proceeds of long-term debt                                                   185,000                     -
  Capital contribution                                                          11,047                     -
  Payment of debt issuance costs                                               (14,373)                    -
                                                                             ---------              --------
         Net cash provided by (used in) financing activities:                    9,585                (1,594)
                                                                             ---------              --------
Net increase (decrease) in cash and cash equivalents                            23,316                (4,818)
Cash and cash equivalents, beginning of period                                   3,182                24,796
                                                                             ---------              --------
Cash and cash equivalents, end of period                                     $  26,498              $ 19,978
                                                                             =========              ========
------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
    Interest paid during the period                                          $   3,751              $  9,357
    Non-cash financing activities:
      Assignment of preferred partnership interests                             19,600                     -
      Preferred return on mandatorily redeemable
           preferred partnership interests                                         728                   980


                               See accompanying notes to unaudited consolidated financial statements


                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1)   BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements which include the accounts of Petro Stopping Centers, L.P. (the "Company") and its subsidiaries, have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

        These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"). Capitalized terms used in this report and not defined here have the meaning ascribed for such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

2)  SIGNIFICANT ACCOUNTING POLICIES

        Reclassifications - Certain prior period amounts have been reclassified to conform to current year presentation.

3)   RECENTLY ISSUED ACCOUNTING  PRONOUNCEMENTS

        For a full discussion of recently issued accounting pronouncements, see
Note 16 of Notes to Consolidated Financial Statements in the 1997 Form 10-K.

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that comprehensive income and its components, as defined therein, be reported in a company's financial statements. At June 30, 1998, the Company does not have any components of comprehensive income, as defined, and accordingly, the Company's reported net income for the period is equivalent to its comprehensive income. The Company will continue to monitor its accounts for components of comprehensive income.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities (including, among other things, pre-opening costs related to the development of new sites and organization costs) be expensed as incurred and that previously deferred costs expensed in the initial adoption be reported as a cumulative effect of a change in accounting principle. SOP 98-5 is required to be adopted in 1999, although earlier adoption is allowed. The Company currently expects to adopt SOP 98-5 as of January 1, 1999. As of June 30, 1998, the Company had approximately $3.4 million of deferred costs that may be affected by SOP 98-5, and management is currently analyzing these costs to determine what amount will be required to be expensed in the initial adoption.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently on earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and access the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of or method of adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this Item 2 updates and should be read in conjunction with the information set forth in Part II, Item 7 of the Company's 1997 Form 10-K.

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

        The forward-looking statements are included in, without limitation, "-- Operations," "--Liquidity and Capital Resources" and "--Environmental". The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

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

Operations

        The following table sets forth the development of the Company's Stopping Center network since 1994.


                                                                 AS OF JUNE 30,
                                                                ---------------
                                                    1994     1995     1996     1997     1998
                                                   -------  -------  -------  -------  -------

     Company-operated Stopping Centers.........       24       26       26       26       28
     Franchised ...............................       12       14       15       17       21
     Independently operated....................        1        1        -        -        -
                                                    ----     ----     ----     ----     ----

         Total Stopping Centers................       37       41       41       43       49
                                                    ====     ====     ====     ====     ====

      The following table sets forth information on Stopping Centers opened since June 30, 1994, all of which are full-sized facilities.

                 LOCATION                                     DATE OPENED
                 --------                                     -----------

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


        All of the Stopping Centers opened since June 30, 1994 were newly constructed facilities, except Medford, Oregon and North Little Rock, Arkansas, where the Company purchased existing truck stops and converted them into a Stopping Center. The North Baltimore, Ohio facility is operated under a lease agreement. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. At June 30, 1998, the Company had no new Stopping Centers under construction. The approximate construction cost of a new Stopping Center (exclusive of land) is between $7.0 and $9.5 million.

        Three new franchises have been opened since December 31, 1997. Two of the franchises are located in Pennsylvania and one in Illinois. The Breezewood, Milton and Monee locations opened in January, February and April of 1998, respectively. The Company signed an agreement in July 1998 to open a new franchise location in Lowell, Indiana.

        All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately 15 years (expiring on December 2001), and it provides for only one five-year renewal. All franchise agreements are in their initial term including the Elkton, Ft. Chiswell, Joplin, Lake Station and Ruther Glen agreements, whose initial terms have been extended from their initial termination dates of September 1995, March 1996, June 1997, October 1997 and March 1998, respectively, to September 30, 1998 by letter agreements. The Company is currently in the process of obtaining a first renewal of such agreements.

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

        The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $45,540,000 and $52,038,000 for the three-month periods ended June 30, 1997, and June 30, 1998, respectively, and $89,095,000 and $103,811,000 for the six-month period ended June 30, 1997, and June 30, 1998, respectively.

        Taxes. No provision for income taxes is reflected in the accompanying financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        Overview. The Company's net revenues of $328,089,000 increased 1.5% in the first six months of 1998 from $323,324,000 in the first six months of 1997. The increase is primarily due to an increase of 15.8% and 11.5% in total non-fuel and restaurant sales, respectively, from the prior year. Fuel revenues decreased 2.8% as a result of a 13.7% decline from the prior year in the retail selling price per gallon. However, this decrease was almost entirely offset by a 12.1% increase in gallons sold. Operating expenses increased 11.1% from the prior year due mainly to employee related costs and the addition of two new Company locations in the third quarter of 1997. General and administrative expenses increased 19.5% to approximately $9,413,000 compared to $7,877,000 in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations.

        Fuel. Revenues decreased 2.8% overall to $236,194,000 compared to $243,096,000 in 1997. Fuel revenues decreased primarily due to lower pump prices stemming from lower fuel costs compared to 1997. The decrease in fuel prices were offset by a 12.1% increase in fuel volumes which, together with improved pricing strategies, resulted in increased fuel margins of 13.6% compared to the prior year. On a comparable unit basis, fuel volumes increased 7.0% while margins increased 8.2%.

        Non-Fuel. Revenues increased 15.8% overall to $65,691,000 from $56,733,000 in the prior year. The increase in non-fuel revenues is primarily due to increased tire and repair part sales and sales at the Company's retail stores. On a comparable unit basis, non-fuel revenues increased 11.4% and margins increased 11.9%. The improved margins reflect management's continued focus on improving profitability in those areas.

        Restaurant. Revenues of $26,204,000 were 11.5% over prior year's revenues of $23,495,000. Comparable unit revenues of $24,586,000 were 4.6% over the prior year. Revenue increases were primarily due to the addition of the Company's two new locations. Revenues were enhanced by the implementation of new menus and featured meal specials. Gross margin in the restaurants improved by 13.3% overall and 6.5% on a comparable unit basis due to management's continued focus on costs and the implementation of menu changes.

        Costs and Expenses. Total costs and expenses increased slightly over prior year. Cost of sales decreased 1.9% or $4,816,000 from prior year, primarily due to reduced fuel costs experienced during the current year. Operating expenses increased $4,550,000, or 11.1%, to $45,511,000. The increase is mainly due to employee related costs and the addition of the Company's two new locations. General and administrative expenses increased $1,536,000, or 19.5%, compared to total general and administrative expense of $7,877,000 during the same period in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations.

        Interest Expense, net. Interest expense decreased $426,000 to $9,989,000 during the second quarter of 1998 due primarily to increased interest income compared to the prior year and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        Overview. The Company's net revenues of $165,157,000 increased 2.7% or $4,398,000 over prior year. The increase is primarily due to an increase of 19% and 8.9% in total non-fuel and restaurant sales, respectively, over the prior year. Fuel revenues decreased 1.9% as a result of an 11.7% decline from the prior year in the retail selling price per gallon. The decrease in selling prices almost entirely offset an 11.4% increase in the volume of gallons sold. Operating expenses increased 10.6% from the prior year due mainly to employee related costs and the addition of two new Company locations. General and administrative expenses increased 23.1% to approximately $4,787,000 compared to $3,889,000 in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations.

        Fuel. Revenues decreased 1.9% overall to $117,162,000 compared to $119,399,000 in 1997. Fuel revenues decreased primarily because of reductions in pump prices stemming from lower fuel costs compared to 1997. The decrease in fuel prices were offset by an 11.4% increase in fuel volume which, together with improved pricing strategies, resulted in increased fuel margins of 6.0% compared to the prior year.

        Non-Fuel. Revenues increased 19% overall to $34,758,000 from $29,208,000 in the prior year quarter. The increase in non-fuel revenues is primarily due to increased tire and repair part sales, sales at the Company's retail stores, and the addition of two new Company locations. On a comparable unit basis non-fuel revenues increased by 14.4% and margins increased by 14.0% due to management's continued focus on improving profitability in these areas.

        Restaurant. Revenues of $13,237,000 were 8.9% over prior year's revenues of $12,152,000. Comparable unit revenues of $12,520,000 were 3.0% over the prior year. Revenue increases were primarily due to the addition of the two new Company locations. Revenues were also enhanced by the implementation of new menus and featured meal specials. Gross margin in the restaurants improved by 9.7% overall and 4.0% on a comparable unit basis due to management's continued focus on costs and the implementation of menu changes.

        Costs and Expenses. Total costs and expenses increased $3,879,000 or 2.5% from the prior year quarter. Costs of sales also remained consistent with prior year. Operating expenses increased $2,197,000, or 10.6%, to $22,901,000. The increase is mainly due to employee related costs and the addition of the two new Company locations. General and administrative expenses increased $898,000, or 23.1%, compared to total general and administrative expense of $3,889,000 in the prior year's second quarter. This increase was principally due to employee related expenses from the Company's expanding operations.

        Interest Expense, net. Interest expense decreased $373,000 to $4,972,000 during the second quarter of 1998 due primarily to increased interest income compared to the prior year and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures through the first six months totaled $8,007,000 for 1998 and $3,543,000 for 1997. Included in capital expenditures for 1998 were funds spent on the new and existing facilities, in addition to systems implementation projects.

        The Company had positive working capital of $3,490,000 at June 30, 1998 and $3,850,000 at December 31, 1997. Negative working capital is normal in the truckstop industry; however, due to the Recapitalization and the reclassification of land held for sale during the fourth quarter of 1997, the Company currently has positive working capital. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required.

        During the quarter ended June 30, 1998, the Company made principal payments on its Term Loans A and B of $652,000 and $192,000, respectively, and made principal payments of $1,277,000 and $317,000 on these loans, respectively, during the six months ended June 30, 1998.

        In accordance with the New Credit Agreement, the interest rate the Company is required to pay on its Term Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's improved leverage ratio, as defined in the New Credit Agreement.

        At June 30, 1998, the Company had standby letters of credit issued for approximately $807,000, resulting in availability of approximately $24,193,000 on the Revolving Credit Facility. As of June 30, 1998, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

        Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $980,000 for the six months ended June 30, 1998. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

        The Company, within certain limits, pays its own workers' compensation and general liability claims. During the second quarter of 1998, the Company paid claims aggregating $433,000 and $214,000 relating to workers' compensation and general liability, respectively, on such claims. On a year to date basis, the Company has paid $924,000 and $311,000, respectively, on such claims. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

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

At June 30, 1998, such accrual amounted to approximately $179,000 and, in management's opinion, is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At June 30, 1998, the Company has recognized approximately $269,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

                          PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

          The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the Company's financial position or results of operations. See also the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

Item  6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

          Exhibit 27 - Financial Data Schedule

  (b)     Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PETRO STOPPING CENTERS, L.P.
                                            (Registrant)


Date: August 14, 1998                 /s/ Larry J. Zine
                                     --------------------------
                                     Larry J. Zine
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

27*                                        Financial Data Schedule




*  Filed herewith.