Form 10-Q
period 1998-09-30
PETRO STOPPING CENTERS L P
filed 1998-11-13
CIK 919942

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

Yes   X   No
   ------   -----

================================================================================

                         PART 1.  Financial Information

Item 1.  Financial Statements


                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                          December 31,             September 30,
                                                                              1997                     1998
                                                                              ----                     ----
                              ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 24,796                $ 21,103
  Trade accounts receivable, net                                               12,548                  15,851
  Inventories, net                                                             16,362                  16,772
  Other current assets                                                          2,551                   2,431
  Due from affiliates                                                             980                     782
  Land held for sale                                                            4,442                   2,343
                                                                             --------                --------
     Total current assets                                                      61,679                  59,282

Property and equipment, net                                                   153,363                 157,423
Deferred debt issuance and organization costs, net                             16,353                  14,610
Other assets                                                                    8,271                   7,244
                                                                             --------                --------
     Total assets                                                            $239,666                $238,559
                                                                             ========                ========

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Current portion of long-term debt                                          $  3,000                $  4,125
  Trade accounts payable                                                        9,350                   5,468
  Accrued expenses and other liabilities                                       26,491                  22,592
  Due to affiliates                                                            18,988                  23,066
                                                                             --------                --------
     Total current liabilities                                                 57,829                  55,251

Long-term debt, excluding current portion                                     180,190                 176,721
                                                                             --------                --------
     Total liabilities                                                        238,019                 231,972
                                                                             --------                --------
Commitments and contingencies

Mandatorily redeemable preferred partnership interests                         21,202                  22,674

Partners' capital (deficit):
  General  partners                                                              (903)                   (828)
  Limited partners                                                            (18,652)                (15,259)
                                                                             --------                --------
        Total partners' capital  (deficit)                                    (19,555)                (16,087)
                                                                             --------                --------
        Total liabilities and partners' capital (deficit)                    $239,666                $238,559
                                                                             ========                ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                           1997           1998            1997           1998
                                           ----           ----            ----           ----
Net revenues (including motor fuel taxes):
  Fuel                                   $ 123,090     $ 117,378       $ 366,186      $ 353,572
  Non-Fuel                                  32,190        36,008          88,923        101,699
  Restaurant                                12,929        13,902          36,424         40,106
                                         ---------     ---------       ---------      ---------
     Total net revenues                    168,209       167,288         491,533        495,377
                                         ---------     ---------       ---------      ---------
Costs and expenses:
  Cost of sales (including motor fuel
   taxes)                                  131,716       126,868         389,960        380,296
  Operating expenses                        21,680        23,625          62,642         69,136
  General and administrative                 4,416         4,978          12,293         14,391
  Depreciation and amortization              3,155         3,986           9,299         11,566
                                         ---------     ---------       ---------      ---------
     Total costs and expenses              160,967       159,457         474,194        475,389
                                         ---------     ---------       ---------      ---------

     Operating income                        7,242         7,831          17,339         19,988

Interest expense, net                        5,122         5,057          15,537         15,046

Income before extraordinary item             2,120         2,774           1,802          4,942

Extraordinary item - loss from
     restructuring of debt                       -             -         (12,745)             -
                                         ---------     ---------       ---------      ---------
     Net income (loss)                   $   2,120     $   2,774       $ (10,943)     $   4,942
                                         =========     =========       =========      =========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  For the Nine Months Ended September 30, 1998
                                 (in thousands)


                                                                                             Total
                                                                                           Partners'
                                                                    General     Limited     Capital
                                                                    Partners    Partners   (Deficit)
                                                                    ---------  ----------  ----------
Balances, December 31, 1997                                          $  (903)   $(18,652)   $(19,555)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                             (32)     (1,442)     (1,474)

Net income                                                               107       4,835       4,942
                                                                     -------    --------    --------

Balances, September 30, 1998                                         $  (828)   $(15,259)   $(16,087)
                                                                     =======    ========    ========

     See accompanying notes to unaudited consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                    Nine Months Ended
                                                                      September 30,
                                                                1997                  1998
                                                                ----                  ----
Cash flows provided by operating activities:
 Net income (loss)                                              $(10,943)            $   4,942
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Loss from extinguishment of debt                                12,745                     -
  Depreciation and amortization                                    9,299                11,566
  Deferred debt issuance amortization                              1,320                 1,205
  Accretion of original issue discount                                47                     -
  Bad debt expense                                                   192                   174
Increase (decrease) from changes in:
  Trade accounts receivable                                       (1,514)               (3,477)
  Inventories                                                        758                  (410)
  Other current assets                                              (824)                  119
  Due from affiliates                                              1,088                   198
  Due to affiliates                                                 (201)                4,078
  Trade accounts payable                                           8,355                (3,882)
  Accrued expenses and other liabilities                           1,735                (3,899)
                                                                --------              --------
   Net cash provided by operating activities                      22,057                10,614
                                                                --------              --------
Cash flows used in investing activities:
 Purchases of property and equipment                             (12,013)              (13,005)
 Proceeds from sale of property                                        -                 2,165
 Decrease in other assets, net                                    (1,150)               (1,123)
                                                                --------              --------
   Net cash used in investing activities                         (13,163)              (11,963)
                                                                --------              --------

Cash flows provided by (used in) financing activities:
 Repayments of notes payable                                     (23,639)                    -
 Proceeds from notes payable                                       2,000                     -
 Repayments of long-term debt                                   (151,800)               (2,344)
 Proceeds of long-term debt                                      185,190                     -
 Capital contribution                                             11,047                     -
 Payment of debt issuance costs                                  (14,517)                    -
                                                                --------              --------
   Net cash provided by (used in) financing activities             8,281                (2,344)
                                                                --------              --------
Net increase (decrease) in cash and cash equivalents              17,175                (3,693)
Cash and cash equivalents, beginning of period                     3,182                24,796
                                                                --------              --------
Cash and cash equivalents, end of period                         $20,357               $21,103
                                                                ========              ========

--------------------------------------------------------------------------------------------------

Supplemental cash flow information
 Interest paid during the period                                 $12,640               $17,363
 Non-cash financing activities:
  Assignment of preferred partnership interests                   19,600                     -
  Preferred return on mandatorily redeemable
   Preferred partnership interests                                 1,165                 1,474


     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1)  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers, L.P. (the "Company") and its subsidiaries, have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

          These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1997 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

2)  SIGNIFICANT ACCOUNTING POLICIES


          Reclassifications - Certain prior period amounts have been reclassified to conform to current year presentation.

3)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          For a full discussion of recently issued accounting pronouncements, see Note 16 of Notes to Consolidated Financial Statements in the 1997 Form 10-K.



          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities (including, among other things, pre-opening costs related to the development of new sites and organization costs) be expensed as incurred and that previously deferred costs expensed in the initial adoption be reported as a cumulative effect of a change in accounting principle. SOP 98-5 is required to be adopted in 1999, although earlier adoption is allowed. As of September 30, 1998, the Company had approximately $3.1 million of deferred costs that may be affected by SOP 98-5, and management is currently analyzing these costs to determine what amount will be required to be expensed in the initial adoption.


          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently on earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of or method of adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

          The forward-looking statements are included in, without limitation, "--Operations", "--Liquidity and Capital Resources", "--Year 2000" and "--Environmental". The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

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

Operations

          The following table sets forth the development of the Company's Stopping Center network since 1994.

                                                 AS OF SEPTEMBER 30,
                                                 --------------------
                                       1994     1995     1996     1997    1998
                                       ----     ----     ----     ----    ----
     Company-operated Stopping
     Centers........................     24       26       26       28      28
     Franchised.....................     12       14       15       17      21
     Independently operated.........      1        1        -        -       -
                                       ----     ----     ----     ----    ----
        Total Stopping Centers......     37       41       41       45      49
                                       ====     ====     ====     ====    ====

          The following table sets forth information on Stopping Centers opened since September 30, 1994, all of which are full-sized facilities.

                      LOCATION                                DATE OPENED
                      --------                                -----------
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

          The North Baltimore, Ohio facility is operated under a lease agreement. In addition to the new full-sized facilities, the Company opened new Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. On August 24, 1998, the Company purchased land in Mebane, North Carolina for the construction of a new Stopping Center. At September 30, 1998, the Company had no new Stopping Centers under construction. The approximate construction cost of a new Stopping Center (exclusive of land) is between $7.0 and $9.5 million.

          Three new franchises have been opened since December 31, 1997. Two of the franchises are located in Pennsylvania and one in Illinois. The Breezewood, Milton and Monee locations opened in January, February and April of 1998, respectively. The Company signed an agreement in July 1998 to open a new franchise location in Lowell, Indiana.

          All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. The franchise agreement for the Portage, Wisconsin location has been amended so that its initial term is approximately 15 years (expiring on December 2001), and it provides for only one five-year renewal. The Company is currently in the process of obtaining execution of the renewal franchise agreements.

          In addition, the Company has entered into a joint venture agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non recourse credit facility. Under the Agreement, the Company will receive a management fee of $250,000 per annum and will share in 40% of the location's operating earnings. At September 30, 1998, the Petro branded location was under construction.

          The Company derives its revenues from (i) the sale of fuels, diesel and gasoline; (ii) non-fuel items including the sale of merchandise and offering of services such as truck repairs and maintenance, weighing scales, showers, laundry, video games and other operations; and (iii) restaurant operations which include the Iron Skillet and certain fast-food operations. The Company's franchise royalties and rental revenue from video poker operations in Louisiana are also included in non-fuel revenue.

          The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $47,967,000 and $51,307,000 for the three-month periods ended September 30, 1997, and September 30, 1998, respectively, and $137,062,000 and $155,118,000 for the nine-month period ended September 30, 1997, and September 30, 1998, respectively.

          Taxes. No provision for income taxes is reflected in the accompanying financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

          Overview. The Company's net revenues of $495,377,000 increased 0.8% in the first nine months of 1998 from $491,533,000 in the first nine months of 1997. The increase is primarily due to an increase of 14.4% and 10.1% in total non-fuel and restaurant sales, respectively, from the prior year. Fuel revenues decreased 3.4% as a result of a 12.9% decline from the prior year in the average retail-selling price per gallon. However, this decrease was almost entirely offset by a 10.8% increase in gallons sold. Operating expenses increased 10.4% from the prior year due mainly to employee related costs and the addition of two new Company locations in the third quarter of 1997. General and administrative expenses increased 17.1% to approximately $14,391,000 compared to $12,293,000 in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations.

          Fuel. Revenues decreased 3.4% overall to $353,572,000 compared to $366,186,000 in 1997. Fuel revenues decreased primarily due to lower pump prices stemming from lower fuel costs compared to 1997. The decrease in fuel prices was offset by a 10.8% increase in fuel volumes which management believes, together with improved pricing strategies increased fuel margins by 13.2% compared to the prior year. On a comparable unit basis, fuel volumes and margins increased 5.8% and 8.1%, respectively.

          Non-Fuel. Revenues increased 14.4% overall to $101,699,000 from $88,923,000 in the prior year. The increase in non-fuel revenues is primarily due to increased tire and repair part sales and sales at the Company's retail stores. On a comparable unit basis, non-fuel revenues increased 10.2% and margins increased 10.3%. Management believes the improved margins reflect continued focus on improving profitability in those areas.

          Restaurant.   Revenues of $40,106,000 reflect an increase of 10.1%
over prior year's revenues of $36,424,000. Comparable unit revenues of $37,632,000 were 3.3% over the prior year. Revenue increases were primarily due to the addition of the Company's two new locations. Management believes revenues were enhanced by the implementation of new menus and featured meal specials. Gross margin in the restaurants improved by 11.7% overall and 5.0% on a comparable unit basis, due to continued focus on costs and the implementation of menu changes.

          Costs and Expenses. Total costs and expenses increased slightly over the prior year. Cost of sales decreased 2.5% or $9,664,000 from the prior year, primarily due to reduced fuel costs experienced during the current year. Operating expenses increased $6,494,000, or 10.4%, to $69,136,000. The increase is mainly due to employee related costs and the addition of the Company's two new locations. General and administrative expenses increased $2,098,000, or 17.1% to $14,391,000. This increase was principally due to employee related expenses from the Company's expanding operations.

          Interest Expense, net. Interest expense decreased $491,000 to $15,046,000 during the third quarter of 1998 due primarily to increased interest income compared to the prior year and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

          Overview. The Company's net revenues of $167,288,000 remained comparable to net revenues in the prior year quarter decreasing only 0.5% or $921,000. Such decrease is primarily due to a decrease of 4.6% in fuel revenues over the prior year as a result of a 12.0% decline in the average retail-selling price per gallon from the prior year. The decrease in fuel revenues was almost entirely offset by an 11.9% and 7.5% increase in non-fuel and restaurant sales, respectively, over the prior year. Operating expenses increased 9.0% from the prior year due mainly to employee related costs and the full quarter effects of the addition of two new Company locations in the prior year quarter. General and administrative expenses increased 12.7% to approximately $4,978,000 compared to $4,416,000 in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations.

          Fuel. Revenues decreased 4.6% overall to $117,378,000 compared to $123,090,000 in 1997. Fuel revenues decreased primarily because of reductions in pump prices stemming from lower fuel costs compared to 1997. Management believes the decrease in fuel revenues was offset by a 12.5% increase in fuel margins compared to prior year due to improved pricing strategies.

          Non-Fuel. Revenues increased 11.9% overall to $36,008,000 from $32,190,000 in the prior year quarter. The increase in non-fuel revenues is primarily due to increased tire and repair part sales, sales at the Company's retail stores, and the full quarter effects of the addition of the two new Company locations. Management believes on a comparable unit basis, non-fuel revenues increased by 8.2% and margins increased by 7.6% due to continued focus on improving profitability in these areas.

          Restaurant. Revenues of $13,902,000 were 7.5% over prior year's revenues of $12,929,000. Comparable unit revenues of $13,046,000 were 1.0% over the prior year. Revenue increases were primarily due to the full quarter effects of the addition of two new Company locations in the prior year quarter and were limited by two locations being closed during the quarter for renovation. Management believes revenues were also enhanced by the implementation of new menus and featured meal specials. Gross margin in the restaurants improved by 8.7% overall and 2.2% on a comparable unit basis due to management's continued focus on costs and the implementation of menu changes.

          Costs and Expenses. Total costs and expenses were consistent with the prior year quarter. Cost of sales decreased 3.7% compared to prior year. Operating expenses increased $1,945,000, or 9.0%, to $23,625,000. The increase is mainly due to employee related costs and the full quarter effects of the addition of two new Company locations in the prior year quarter. General and administrative expenses increased $562,000 to $4,978,000. This increase was principally due to employee related expenses from the Company's expanding operations.

          Interest Expense, net. Interest expense decreased $65,000 to $5,057,000 during the third quarter of 1998 due primarily to increased interest income compared to the prior year and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures through the first nine months totaled $13,005,000 for 1998 and $12,013,000 for 1997. Included in capital expenditures for 1998 were funds spent on new and existing facilities, in addition to systems implementation projects.

          The Company had positive working capital of $4,031,000 at September 30, 1998 and $3,850,000 at December 31, 1997. Negative working capital is normal in the truckstop industry; however, due to the Recapitalization and the reclassification of land held for sale during the fourth quarter of 1997, the Company currently has positive working capital. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies). Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required.

          During the quarter ended September 30, 1998, the Company made principal payments on its Term Loans A and B of $625,000 and $125,000, respectively, and made principal payments of $1,902,000 and $442,000 on these loans, respectively, during the nine months ended September 30, 1998.

          In accordance with the New Credit Agreement, the interest rate the Company is required to pay on its Term

Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's improved leverage ratio, as defined in the New Credit Agreement.

          At September 30, 1998, the Company had standby letters of credit issued for approximately $3,029,000, resulting in availability of approximately $21,971,000 on the Revolving Credit Facility. As of September 30, 1998, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

          Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1,474,000 for the nine months ended September 30, 1998. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

          The Company, within certain limits, pays its own workers' compensation and general liability claims. During the third quarter of 1998, the Company paid claims aggregating $460,000 and $616,000 relating to workers' compensation and general liability, respectively, on such claims. On a year to date basis, the Company has paid $1,384,000 and $927,000, respectively, on such claims. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

          The Company has approved the purchase of an existing truck stop (which the Company intends to convert into a Stopping Center) and the construction of five new Stopping Centers. The Company expects to invest up to approximately $65 million relating to this expansion between the fourth quarter of 1998 and the end of the year 2000.

          Management of the Company believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1998 and the foreseeable future thereafter. The Company also expects that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the Revolving Credit Facility and the Expansion Facility and additional financings.


IMPACT OF THE YEAR 2000 ISSUE

          The Company is aware of the complexity and the significance of the "Year 2000" issue. The Year 2000 issue is a result of computer programs being written using two digits, rather than four to define the applicable year. Any of the Company's systems that utilize date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Year 2000 readiness with regard to critical IT systems and is currently evaluating, replacing, upgrading and testing its computer systems and applications. Additionally, the Company is in the preliminary stage of communicating with all customers, suppliers, franchisees, financial institutions, third party billing providers and others with which it does significant business to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issues. The Company currently expects to bring all of its critical IT systems into Year 2000 compliance by June 1999.

          Software and hardware, such as telecommunication and office automation systems that facilitate operations of the Company's locations and corporate headquarters comprise the Company's primary non-IT systems. Currently, the Company is in the process of assessing the Year 2000 compliance of its non-IT systems and expects to bring them into compliance by June 1999.

          The Company is using a mixture of internal and external resources to address Year 2000 issues. The total costs of achieving Year 2000 compliance is estimated to be approximately $6 million, which includes the costs of software upgrades and replacements the Company is currently making. These costs are expected to be incurred through fiscal year 1999. There can be no guarantee that the Company or its trading partners will not experience Year 2000 compliance difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also in the preliminary stage of assessing the need to formulate contingency plans to deal with Year 2000 issues relating to key third parties and the Company's IT and non-IT systems. However, the Company believes the modifications and conversions it is making and plans to make will allow it to mitigate problems resulting from the Year 2000 Issue.

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

          The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements. At September 30, 1998, such accrual amounted to approximately $179,000 and, in management's opinion, is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At September 30, 1998, the Company has recognized approximately $270,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

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

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PETRO STOPPING CENTERS, L.P.
                                             (Registrant)



Date: November 13, 1998                /s/ Larry J. Zine
                                       -----------------------
                                       Larry J. Zine
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

27*                                        Financial Data Schedule


*  Filed herewith.