Form 10-K405
period 1998-12-31
PETRO STOPPING CENTERS L P
filed 1999-03-31
CIK 919942

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998


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

                           __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                                --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   X   No
                  --    --

     State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of Item 14 of Part IV are incorporated by reference to: Petro Stopping Centers, L.P.'s Registration Statement No. 33-76154, filed on April 26, 1994; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1994, filed on July 1, 1994; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 15, 1995; Petro Stopping
Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1995, filed on March 28, 1996; Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on April 14, 1997; Petro Stopping Centers, L.P.'s Current Report on Form 8-K filed on September 3, 1997, as amended on Form 8-K/A, filed on September 11, 1997; and Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 30, 1998; Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998.
==============================================================================

                                     PART I
Item 1.  Business

General

     Petro Stopping Centers, L.P. (the "Company") is a leading operator of large, full-service truck stops with a nationwide network of 49 facilities known as Petro Stopping Centers ("Stopping Centers"), located in 29 States. The Company has built its reputation by providing a high level of customer service in a consistently clean and friendly environment. Each Stopping Center offers a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants ("Iron Skillet"), truck preventive maintenance centers ("Petro:Lubes") and travel and convenience stores to commercial truck drivers, other highway motorists and local residents. Of the 49 Stopping Centers, 21 are operated by franchisees who are required to meet the Company's high standards of quality and service.

     The Company's primary customers are commercial and private trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. The Company sells diesel fuel to approximately 9,000 trucking accounts.

     The Company's facilities are designed to offer a number of benefits to truck fleet operators and drivers. These advantages generally include well-lit and fenced parking lots to enhance security for drivers, trucks and freight; spacious parking areas and well-designed traffic flow to reduce accidents; and fewer stops and out-of-route miles through the use of the Company's one-stop, multi-service facilities. As trucking fleets consolidate and outsource their fueling as well as maintenance requirements, the Company's facilities continue to experience growth in diesel fuel volume and preventive maintenance revenues.

     The Company's business was founded by Jack Cardwell, who opened the Company's first truck stop in El Paso, Texas in 1975. Until 1992, the Company conducted its operations through a variety of entities owned by Mr. Cardwell and members of his family. Effective April 30, 1992, The Fremont Group, Inc. ("Fremont"), an affiliate of Bechtel Group, Inc. and then named Bechtel Investments, Inc., made an equity investment in the business through two Delaware limited partnerships, Petro PSC Properties, L.P. ("Petro Properties") and Petro PSC, L.P. ("Petro PSC"). In the transaction, Fremont and Roadside, Inc. ("Roadside"), which is a wholly owned subsidiary of Fremont and was one of the general partners of Petro Properties and Petro PSC, invested $25,000,000 in the partnerships and Mr. Cardwell, his son and entities controlled by them, as well as Arcadian Management Corporation ("Arcadian"), a corporation wholly-owned by a former executive officer of the Company, contributed most of the real estate assets of the business to Petro Properties and the operating and other assets of the business to Petro PSC. The contributions made by the members of the Cardwell Group (as defined below) and Arcadian were valued at $45,570,000 by the partners of Petro Properties. The Cardwell Group's contribution to Petro Properties was recorded at the Cardwell Group's amortized cost of the related assets and liabilities. Thereafter, Fremont and Roadside made additional equity investments in the partnerships totaling $10,000,000. Effective December 31, 1994, Petro Properties and its principal operating subsidiary, Petro PSC, were merged and the name of the surviving partnership was changed to Petro Stopping Centers, L.P., a Delaware limited partnership.

     In October 1996, Jack Cardwell, Jim Cardwell, JAJCO II, Inc. ("JAJCO"), Petro Inc. (together with Jack Cardwell, Jim Cardwell, and JAJCO, collectively, the "Cardwell Group"), Mobil Long Haul Inc. ("Mobil Long Haul"), a wholly owned subsidiary of Mobil Oil Corporation ("Mobil"), Petro Holdings GP Corp. ("Holdings GP"), Petro Holdings LP Corp. ("Holdings LP") and together with Holdings GP, "Chartwell," both of which were newly formed affiliates of Chartwell Investments, Inc. ("Chartwell Investments") and the Company, entered into the Omnibus Agreement pursuant to which the parties thereto agreed, among other matters, that Chartwell and Mobil Long Haul would acquire the general and limited partnership interests of the Company owned by Sequoia Ventures, Inc. ("SVI") and Roadside (and together with SVI, the "Fremont Partners") and invest in the Company. On January 30, 1997, the Company consummated the Omnibus Agreement transaction in which Chartwell and Mobil Long Haul invested $20,700,000 and $15,000,000, respectively (the "Equity Investment"), and directly acquired the partnership interest of the Fremont Partners for approximately $25,600,000 and invested approximately $10,100,000 in the Company. The Cardwell Group maintained its capital investment in the Company. Kirschner Investments ("Kirschner"), a

Company franchisee, invested $1,000,000 in the Company (the "Kirschner Investment"). Following the Equity Investment and the Kirschner Investment, the common partnership interests of the Company are owned by Chartwell (approximately 50.6%), the Cardwell Group (approximately 39.7%), Mobil Long Haul (approximately 7.3%), and Kirschner (approximately 2.4%), and the mandatorily redeemable preferred partnership interests of the Company are owned by Mobil Long Haul ($12,000,000) and the Cardwell Group ($7,600,000). Chartwell and the Cardwell Group own both general and limited partnership interests in the Company, and Mobil Long Haul and Kirschner own only limited partnership interests in the Company. Mobil and the Company also entered into certain supply and marketing agreements in connection with the Recapitalization (as defined).

     As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% Senior Notes due 2007 (the "New Notes"), and made a tender offer (the "Tender Offer") for all of, and repurchased approximately 94% of, its 12 1/2% Senior Notes due 2002 (the "Old Notes") and 100% of the outstanding debt warrants (the "Debt Warrants").

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

Recent Developments

     In March 1999, the Company, certain of its Partners and Volvo Trucks North America, Inc. ("Volvo") entered into letters of intent wherein Volvo agreed in principle to acquire an interest in the Company. As part of the transactions, it is contemplated that Chartwell's interest in Petro will be repurchased. Closing of the transaction is subject to, among other matters, Volvo's satisfaction with its due diligence, negotiation of definitive agreements, obtaining additional financing, obtaining bank facility amendments, obtaining amendments to the New Notes Indenture (and a to be determined minimum percentage of the New Notes holders waiving the change of control provisions of the indenture), and receipt of regulatory approvals. Closing of the transaction is anticipated in June 1999, however, there can be no assurance that the transaction will occur by such date or at all.

Petro Stopping Centers

    There are 28 Company-operated Stopping Centers, of which 25 are full-size locations and three are Petro:2 Centers ("Petro:2 Centers"). There are 21 franchised facilities, of which 16 are "full-service" locations and five are Petro:2 Centers. Petro:2 Centers provide the same basic fuel, non-fuel, and restaurant services as full-sized Stopping Centers, but on a smaller scale and with fewer amenities. A typical full-size Stopping Center is built on 15 to 30 acres with separate entrances and parking areas for trucks and automobiles. Parking areas typically accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles, and are well-lit and fenced to maximize customer safety. Petro Stopping Centers are open 24 hours a day and typically consist of the following:

Fuel

    Each Stopping Center has a diesel fuel island which is a self-service facility for professional drivers that typically consists of eight to 16 fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of the truck's two tanks. Pursuant to its strategic alliance with Mobil, the Company converted to selling Mobil branded diesel fuel at all of the Company-operated diesel fuel islands during 1997. All Company-operated diesel fuel islands and dispensers carry signage with both the "Petro" and "Mobil" brand names.

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

Non-fuel

    In 1983 the Company opened its first Petro:Lube facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes have been introduced at all of the Company-operated Stopping Centers but one. Petro:Lube facilities offer oil and filter changes, lubrication and new, used and retread tires, as well as tire and other minor repairs. The Company was the first truck stop chain to offer service to truckers on an express basis.

    Each Petro:Lube sells a limited number of high-quality brands such as Mobil Delvac, and Chevron Delo heavy duty motor oils and Kelly, Bridgestone, Michelin and Firestone tires. Under the marketing agreements entered into with Mobil, Petro:Lubes feature Mobil's Delvac brand lubricants and have developed marketing programs and strategies with Mobil. See Item 13, "Certain Relationships and Related Transactions." Each Petro:Lube honors manufacturers' warranties as well as the Company's warranties for work performed at any Petro:Lube throughout the country.

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

    Each Stopping Center also includes a Travel Store featuring merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCR's and CB radios as well as toiletries, gifts and truck accessories such as cables, fuses, reflectors and antennae. A travel store typically carries approximately 7,500 SKUs and averages 1,900 square feet of selling space.

    To meet the personal and business needs of commercial drivers and other motorists, the Company provides numerous additional services at its Stopping Centers. At the typical Stopping Center, customers have access to telephone, fax and other communications services, overnight express drop boxes and ATMs. In addition, customers may receive their paychecks and cash advances. Professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by a third-party at most locations. For a driver's comfort and relaxation, Stopping Centers provide laundry facilities, game rooms, television viewing rooms and at certain Stopping Centers, movie theaters.

    Each full-size Stopping Center features 12 to 18 private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security. The Company also leases retail space at its Stopping Centers to independent merchants.

    Since June 1993, the Stopping Centers located in Hammond and Shreveport, Louisiana, have featured video poker operations. The primary customers for these activities are local area residents. The video poker operations at each of these sites feature 50 machines and are conducted in a stand-alone building, separated from other Stopping Center facilities. A third-party operator manages the video poker operations and incurs substantially all related expenses while paying a portion of each machine's "winnings" to the Company. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The video poker operations at the Hammond facility are required to be phased out by the end of June, 1999.

Restaurants

    Each full-size Stopping Center includes the Company's trademarked "Iron Skillet" restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and wait service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet prides itself on the "home cooked" items prepared fresh at each location. Recipes developed at the Company's test kitchen in El Paso are accessible from each location by computer.

    Iron Skillet restaurants are open 24 hours per day, 365 days per year and have "drivers only" sections. Public telephones are generally available throughout the dining area for customer convenience.

    The Company has introduced nationally branded fast food concepts at several of its locations. The Company currently operates one Wendy's, two Baskin-Robbins, two Blimpie Subs & Salads and seven Pizza Hut Express units and plans to expand its fast food program during the next several years. In addition, the Company has introduced its own branded deli program in certain Stopping Centers known as "The Filling Station." At December 31, 1998, the Company had eight locations that contained "The Filling Station" and plans to expand the concept in the future.

Competition

    The U.S. truck stop industry is large and highly fragmented. According to industry data, which is limited, there are approximately 2,200 truck stops located on interstate highways. Management believes that approximately 30% are operated by six major national or regional truck stop chains, in which Petro is a competitor. Long-haul trucks can obtain diesel fuel from a wide variety of sources, including their own fueling terminals, chains of large, high-quality truck stops, limited service fueling facilities and some large service stations. The Company believes that, while it competes with all truck stops, its principal competitors are increasingly large, multi-service truck stop chains.

    While the Company prices its diesel fuel competitively, it believes the larger sites with more amenities offered by the Company is a competitive advantage. A number of other large, multi-service truck stop chains build somewhat smaller and less expensive facilities, emphasizing low-priced diesel fuel and fast food restaurants. Many of the other truck stop chains employ discount pricing of diesel fuel to compete. At the same time, increased competition and over capacity among trucking companies in recent years have increased truck fleet owners' focus on reducing their operating costs. This has put increased pressure on diesel fuel margins for the Company and its competitors. In recent years, a number of the larger fleets have also opened proprietary terminals along their most-traveled routes. In addition, from time to time, the Company is subject to intense price competition in certain of its markets.

Fuel Suppliers

     Historically, the Company has not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. On occasion, the Company has purchased fuel in the forward contract market. In connection with the Recapitalization, the Company has entered into 10-year supply agreements with Mobil Oil Corp. ("Mobil") pursuant to which Mobil will supply the Company-operated

Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. The diesel fuel sold at all Company-operated Stopping Centers is branded Mobil Diesel, and the Company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the diesel fuel and gasoline supply agreement dated January 30, 1997 (the "Supply Agreement"), the Company has agreed to purchase from Mobil specified distribution terminals, a minimum number of gallons of diesel fuel and gasoline on both a monthly and an annual basis, subject to product availability and reductions by Mobil under certain described circumstances. As a result of the Supply Agreement and in order to comply with the laws governing the branding of diesel fuel, Mobil Diesel Supply Corp. ("MDS"), a wholly owned subsidiary of Mobil, was formed. MDS purchases diesel fuel from third-party suppliers and then sells it back to the Company at cost, given that Mobil cannot supply 100% of the Company's diesel fuel demand due to limited product availability. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel demand and to comply with branding laws, which require Mobil to first take possession of the fuel before it can be branded as Mobil Diesel.

     The Supply Agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier in a particular market area, the Company may request that Mobil meet such lower price to allow a portion of the Company's diesel fuel requirements to be supplied from such MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil specified distribution terminals fixed by the Supply Agreement. The Supply Agreement also places a monthly limit on the maximum number of gallons of diesel fuel and gasoline that the Company may lift from Mobil specified distribution terminals. See Item 13, "Certain Relationships and Related Transactions."

     The Company purchases diesel fuel for each of its Company-operated Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 1998, the Company purchased 100% of diesel fuel from MDS.

Trademarks and Trade Names

     The Company is the owner in the United States of various trademarks and service marks with remaining lives of approximately five years. The Company grants franchisees the non-exclusive right to use the proprietary marks at franchised locations. The Company regards its trademarks and service marks as valuable assets and believes that they have significant value in the marketing of its products and services.

Governmental Regulation

Environmental Regulation

    The Company's operations and property are subject to extensive federal and state legislation and regulations relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. Management believes that all of its USTs are currently in compliance in all material respects with applicable environmental laws, regulations and requirements. During 1998, the Company continued the installation of cathodic protection and overfill equipment and devices in its older USTs, as required by federal and state law, and all such work was completed in December 1998, except in the Corning, California location, where completion of the state required upgrades is ongoing pursuant to an agreement between the State of California and the Company. The Corning, California work is contemplated to be completed in April 1999, and the Company expects to expend $940,000 during 1999 in connection with such work. Some site remediation may be required in Corning, California as a result of completion of the 1998 upgrade work. During 1996, 1997, and 1998, the Company's expenditures for environmental matters were $180,000,

$154,000, and $385,000. See Note 2 to Notes to Consolidated Financial Statements for the year ended December 31, 1998 for a discussion of the Company's accounting policies relating to environmental matters.

    In connection with its ownership of the properties and the operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person. The Company is currently party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regards to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by Order issued by the EPA on August 12, 1998 ("Order"), the Company and 55 other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other 55 companies identified by the EPA are working together towards a resolution and plan of action for completion of the removal activities required by the EPA pursuant to the Order. The Company does not believe that its involvement in the Patterson Site will have a material adverse effect on its consolidated financial condition or results of operation. See Note 15 to Notes to Consolidated Financial Statements for the year ended December 31, 1998.

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

    In addition, the Company's video poker operations are subject to oversight at the state and local level. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operations of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The video poker operations at the Hammond facility are required to be phased out by the end of June, 1999.

    The Louisiana State Police, who administer the gaming licensing process in Louisiana, issued citations in February 1998, against the licensee of video poker at the two Petro Truck Stops in Louisiana, alleging failure to file complete license application forms for the business. In April 1998 at a hearing before the Louisiana Gaming Control Board the issues giving rise to the citations were resolved without interruption of gaming privileges. In July 1998 the Company met with representatives of the Louisiana State Police and the Chairman of the Louisiana Gaming Control Board in connection with the renewal of the 1998 Louisiana video poker licenses. As a result of that meeting, the Company made modifications to its agreements with the licensee of the video poker operations, and submitted all required information and documentation to the Louisiana State Police in November 1998. While no formal action has, as of this date, been taken as to the 1998 video poker license renewal applications, management believes that the submissions address the considerations raised at the July 1998 meeting. Further, management does not believe that the ultimate outcome of the Louisiana video poker license matter will have a material adverse effect on the business or financial condition of the Company.

    The Company as a franchisor is also subject to federal and state regulation in the states in which it offers franchises or where franchised Stopping Centers are currently operating. Federal regulations require that the Company provide each prospective franchisee with a disclosure document that provides information regarding the Company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, certain state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit certain "deceptive trade practices" and, in some cases, impose fairness and "anti-discrimination" standards on the Company.

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

    The Company is also a franchisor under the PMPA because it distributes and sells diesel fuel and gasoline under Mobil's trademarks to its franchisees. Thus, the Company is subject, as a franchisor, to PMPA's termination, nonrenewal and notice requirements in each of its individual motor fuel contracts with its franchisees. At the same time, the Company is entitled to PMPA's protections in its branded supply agreements with Mobil, as well as other branded suppliers.
At December 31, 1998, the Company is not party to any PMPA litigation.

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

Employees

     At December 31, 1998, the Company had a total of 3,902 employees, of which 3,618 were full-time and 284 were part time. At that date, 542 of the Company's employees were salaried and performed executive, management, or administrative functions and the remaining 3,360 employees were hourly employees. Almost 95% of the Company's employees worked at the Stopping Centers and most employees at the Stopping Centers work on an hourly basis.

     The Company has never had a work stoppage. The Company believes that it provides working conditions, wages and benefits that are competitive with other providers of the kinds of products and services offered by the Company. The Company believes that its relations with its employees are good.

Item 2.  Properties

    The Company's corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The Company leases the entire building from a member of the Cardwell Group. The Company's lease of the building expires in December 2005 and provides for annual rental payments of $336,000, plus taxes, maintenance and operating expenses. See
Item 13, "Certain Relationships and Related Transactions."

    The Company owns 24 of its 28 Stopping Centers in their entirety, owns all but four acres of the West Memphis Stopping Center site, owns the facility and leases the land at the Hammond, Louisiana site and leases both the Effingham, Illinois and North Baltimore, Ohio Stopping Centers sites in their entirety. In August and November of 1998, the Company purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, for the future construction of two new Stopping Centers.

    The Company owns a site in Green River, Wyoming which is suitable for the construction of a new Stopping Center. The Company has options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located adjacent to four existing Stopping Centers: Shreveport, Louisiana (7 acres subject to option); Weatherford, Texas (34 acres); Beaumont, Texas (17 acres); and Oklahoma City, Oklahoma (30 acres). See Item 13, "Certain Relationships and Related Transactions."

    The Stopping Center located in Effingham, Illinois, is leased from an entity owned by current and former employees of the Company. The lease expires in May 2006 and provides for adjustable rental payments tied to interest rates (the "Basic Rent"), which currently are approximately $89,000 per month, plus taxes and operating expenses. The Company has three consecutive options to renew this lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal and a right of first refusal to purchase the Stopping Center complex. See Item 13, "Certain Relationships and Related Transactions."

    In December 1998, the Company entered into a twenty-year ground lease (25 acres) in Conyers, Georgia which allows for a due diligence period expiring in April 1999. The Conyers ground lease expires in December 2018 and provides for monthly rental payments of $31,250 for the initial five years of the lease term, plus taxes. The lease also provides for scheduled rent increases in years six, eleven and sixteen during the lease term. The Company has the option to purchase the entire 25-acre tract of land and any improvements thereon on the fifteenth anniversary of the lease term for a price of $5 million or on the twentieth anniversary of the lease term for a price of $6 million.

    In June 1998, the Company entered into a ground lease (approximately 16 acres) in Jackson, Mississippi. The Jackson ground lease expires in August 2038 and provides for annual rental payments of $58,700. The lease provides for rental adjustments based on the current fair market value of the leased premises on the eighth, sixteenth, twenty-fourth and thirty-second anniversary dates.

     The land at the Hammond, Louisiana and a small portion (approximately 4 acres) of the West Memphis, Arkansas Stopping Centers are subject to ground leases. The Hammond ground lease expires in September 2004 and provides for annual rental payments of $123,000, plus taxes. The Company has the option, which expires at the end of the lease term, to purchase the entire 21 acre tract of land for $4.53 per square foot. If the Company elects to purchase less than all of the property, the price shall be at a price to be determined according to a formula specified in the lease. The Company's ground lease at the West Memphis site expires in April 2005, and the Company has two additional options to renew the ground lease for 10 years each, with scheduled rent increases every five years, and a right of first refusal to purchase the land. Under the lease, the Company makes annual rental payments of approximately $40,000 plus taxes.

     The Stopping Center located in North Baltimore, Ohio, is leased in its entirety. The lease expires in August 2001 and provides for annual rental payments of $560,000, plus taxes. The Company has four renewal options of five years each with rental adjustment based on the Consumer Price Index. The Company also has a purchase option on the property, which may be exercised at any time during the lease.

     The following table outlines the Company-operated Stopping Centers at December 31, 1998:

                                                                                 Approximate
                                                         --------------------------------------------------
                                                         Stopping            Total             Size of Main
                                                          Center            Acreage              Building
                   Location                               Acreage         at Location            (Sq. Ft.)
                   --------                              --------         ------------          ------------
Company - operated
  El Paso, Texas ..............................                31                51              20,000
  Weatherford, Texas ..........................                25                25              21,000
  Beaumont, Texas .............................                20                20              12,300
  San Antonio, Texas ..........................                21                21              13,200
  Eloy/Casa Grande, Arizona ...................                23                36              12,300
  Corning , California ........................                18                18              12,300
  Amarillo, Texas .............................                20                32              13,800
  Shreveport, Louisiana .......................                18                21              13,800
  Hammond, Louisiana (a) ......................                16                21              12,300
  West Memphis, Arkansas (a) ..................                24                63              13,800
  Milan, New Mexico ...........................                23                30              13,800
  Knoxville, Tennessee ........................                25                25              13,800
  Kingman, Arizona ............................                38                67              14,600
  Oklahoma City, Oklahoma .....................                30                30              14,600
  Perrysburg/Toledo, Ohio .....................                33                74              20,000
  Kingdom City, Missouri ......................                25                35              20,500
  Bucksville, Alabama .........................                48                51              14,400
  Girard/Youngstown, Ohio .....................                29                98              20,000
  Vinton, Texas ...............................                 8                19               4,800
  Effingham, Illinois (b) .....................                30                30              20,000
  Kingston Springs, Tennessee .................                 9                12               6,900
  Shorter, Alabama ............................                 9                 9              12,700
  Atlanta, Georgia ............................                64                69              21,500
  Laramie, Wyoming ............................                35                50              15,500
  Ocala, Florida ..............................                37               170              20,500
  Medford, Oregon .............................                15                15              11,500
  North Baltimore, Ohio (a) ...................                17                40              29,000
  North Little Rock, Arkansas .................                17                24              16,000

 ________

(a) The North Baltimore, Ohio facility is leased in its entirety, and the Hammond, Louisiana and four acres of West Memphis, Arkansas units are subject to ground leases.
(b) As discussed above, the Effingham, Illinois facility is owned by one present and five former Company employees and leased to the Company.

Franchises

     As of December 31, 1998, the Company has 21 franchising agreements with others to operate Stopping Centers in the following markets:


                            Franchised Locations
                            --------------------
                            Elkton, Maryland
                            Ft. Chiswell, Virginia
                            Portage, Wisconsin
                            Joplin, Missouri
                            Lake Station, Indiana
                            Ruther Glen, Virginia
                            New Paris, Ohio
                            Florence, South Carolina
                            Rochelle, Illinois
                            Fargo, North Dakota
                            Carnesville, Georgia
                            Bordentown, New Jersey
                            Benton Harbor, Michigan
                            Salina, Kansas
                            Jerome/Twin Falls, Idaho
                            York, Nebraska
                            Scranton, Pennsylvania
                            Claysville, Pennsylvania
                            Breezewood, Pennsylvania
                            Milton, Pennsylvania
                            Monee, Illinois

     One location in York, Nebraska was opened in 1996, and two franchise locations, Scranton, Pennsylvania and Claysville, Pennsylvania, were opened in 1997. In 1998, the Company opened its franchised Stopping Centers in Breezewood, Pennsylvania, Milton, Pennsylvania, and Monee, Illinois. All franchise agreements with the exception of one are for an initial ten-year term and are automatically renewed for two consecutive five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration thereof. One franchise agreement has been amended so that its initial term is approximately 15 years (expiring on December 2001), and such agreement provides for only one five-year renewal thereof. The Company is currently in the process of negotiating the renewal franchise agreement.

     One franchisee operates four locations, two operate three locations, one operates two locations, and nine operate one location each. All of the franchisees are unaffiliated with the Company, except Highway Service Ventures, Inc., see Item 13, "Certain Relationships and Related Transactions", which operates four of the Company's franchised locations.

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

     The agreements require the franchisee to pay the Company (subject to certain exceptions), in addition to certain initial fees and training fees, a monthly royalty fee and a monthly advertising fee

(administered through an advertising fund for national and regional advertising). During 1998, the Company's revenues from its 21 franchisees totaled $4,497,000. In addition, franchisees contributed $401,000 to advertising programs sponsored by the Company.

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

     In addition, upon termination or expiration of the franchise agreement in the event that the franchisee wishes to accept an offer from a third-party to purchase its facility, each franchise agreement grants the Company a right of first refusal to purchase the facility, at the price offered by the third party. Similarly, in nine cases, the Company has the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

Joint Venture

     The Company has entered into a joint venture agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non-recourse credit facility. Under the Agreement, the Company will receive a management fee of $250,000 per annum and will share 40% of the location's operating earnings. At December 31, 1998, the Petro Branded location was under construction and expected to be completed in June 1999.

Item 3. Legal Proceedings

     The Company is from time to time involved in ordinary routine litigation incidental to its operations. The Company believes that the litigation currently pending or threatened against it, including the EPA proceeding with respect to the Patterson Site described in more detail in Item 1. "Business", will not have a material adverse effect on its consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     All of the Company's general and limited partnership interests are owned by the Cardwell Group, Chartwell, Mobil Long Haul and Kirschner. See Note 1 to Notes to Consolidated Financial Statements included elsewhere herein. Consequently, there is no established public trading market for the Company's equity.

Item 6.  Selected Financial Data

     The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included at Item 8 herein. The selected consolidated financial data as of and for the years ended December 31, 1998, December 31, 1997, December 31, 1996, December 29, 1995, and December 30, 1994, have been derived from the audited financial statements of the Company. The unaudited financial data presented include, in the opinion of management, all necessary adjustments required for fair presentation of such data. In 1994, the Company adopted a 52/53 week fiscal year, which ended on the Friday closest to December 31. Beginning in 1996, the Company adopted a calendar fiscal year, which ends on December 31. The acquisition by the Company of its operating properties during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.


                                                  Year ended         Year ended      Year ended     Year ended      Year ended
                                                 December 30,       December 29,    December 31,   December 31,    December 31,
                                                     1994               1995            1996           1997            1998
                                                     ----               ----            ----           ----             ----
                                                                                 (dollars in thousands)
                                                                                 ----------------------
Net revenues (including motor fuel taxes):
 Fuel.........................................     $ 350,570         $385,181         $478,312         $513,571       $464,025
 Non-fuel.....................................        93,446          100,447          111,410          122,609        136,145
 Restaurant...................................        43,877           47,387           47,335           49,549         53,246
                                                   ---------         --------         --------         --------        -------
  Total net revenues..........................       487,893          533,015          637,057          685,729        653,416
                                                   ---------         --------         --------         --------        -------

Costs and expenses:
 Cost of sales  (including motor fuel taxes)..       373,436          411,893          511,431          546,581        499,396
 Operating expenses...........................        64,968           73,052           81,522           85,560         93,012
 General and administrative...................        11,448           12,053           13,925           17,035         19,335
 Employee severance, benefit and
  placement expenses..........................          -                 -              2,534             -              -
 Depreciation and amortization (1)............         8,851           11,144           12,204           14,502         15,953
                                                   ---------         --------         --------         --------        -------
  Total costs and expenses....................       458,703          508,142          621,616          663,678        627,696
                                                   ---------         --------         --------         --------        -------
Operating income..............................        29,190           24,873           15,441           22,051         25,720

Recapitalization costs........................          -                 -              2,938              -             -
Interest expense, net.........................        18,711           21,098           21,263           20,292         20,042
                                                   ---------         --------         --------         --------        -------
 Income (loss) before extraordinary item and
  cumulative effect of a change in
   accounting principle.......................        10,479            3,775           (8,760)           1,759          5,678

Extraordinary item (2)........................         5,250              -                -             12,745            -
Minority interest.............................           191              -                -                -              -
Cumulative effect of a change in accounting
 principle (7)(8).............................           -                _                _              1,579          3,250
                                                   ---------         --------         --------         --------        -------
Net income (loss) (3).........................     $   5,038         $  3,775         $ (8,760)        $(12,565)       $ 2,428
                                                   =========         ========         ========         ========        =======
Other Data:
----------
EBITDA, as defined(4)(5)......................       $38,041         $ 36,017         $ 32,108         $ 36,553       $ 41,673
Capital expenditures(6).......................         8,428           19,508            5,523           15,870         20,309

Balance Sheet Data:
------------------
Total assets..................................      $206,148         $221,699         $209,100         $239,666       $226,999
Total  debt...................................       161,459          168,392          166,727          183,190        181,328
Mandatorily redeemable preferred partnership
 interests....................................          -                -                -              21,202         23,172
Total partners' capital (deficit).............         7,968           11,925            3,165          (19,555)       (19,922)

Cash Flow Presentation:
----------------------
Cash provided by operating activities(9)......      $ 13,084         $ 12,766         $ 14,668         $ 30,328       $ 11,333
Cash used in investing activities.............       (18,915)         (21,130)          (5,337)         (15,779)       (19,659)
Cash provided by (used in)
 financing activities.........................         2,441           10,229          (11,837)           7,065         (3,287)

(1) Includes depreciation and amortization relating to the Company's Stopping Centers. Amortization of deferred debt issuance costs is classified as interest expense.
(2) Extraordinary item reflects write-off of debt restructuring costs associated with retired debt.
(3) No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4) EBITDA, as defined, represents operating income before deducting depreciation, amortization and net interest. EBITDA data, which are not a measure of financial performance under generally accepted accounting principles, are presented because such data are used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.
(5) EBITDA, as defined, results for fiscal 1996 excludes certain one-time charges related to the Recapitalization and the change in management and operations. Included in the one-time charges were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves, included in cost of sales; and $.5 million in insurance related costs.
(6) Capital expenditures primarily represent the cost of new Stopping Centers and renovations of existing Stopping Centers.
(7) Cumulative effect of a change in accounting principle reflects expensing of costs related to process reengineering activities as required by EITF Issue No. 97-13 in the fourth quarter of 1997.
(8) Cumulative effect of a change in accounting principle reflects expensing of organization and start-up costs as required by AICPA Statement of Position 98-5 in the fourth quarter of 1998.
(9) The decrease in cash provided by operating activities from 1997 is mainly from interest payments of $7,000,000 on the New Notes made in February and August of 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

     The forward-looking statements are included in, without limitation, "Business--Governmental Regulation", "--Liquidity and Capital Resources", "--Year 2000", "--Environmental", and "--Recently Issued Accounting Pronouncements." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

General

Recapitalization

     As discussed in Item 1, "Business," as part of the Recapitalization, in the first quarter of 1997, the Company issued $135,000,000 of 10 1/2% Senior Notes due 2007 and made a tender offer for all of, and repurchased approximately 94% of, its 12 1/2% Senior Notes due 2002 and 100% of the outstanding debt warrants.

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

Ongoing Operations

The following table sets forth the development of the Company's Stopping Center network since 1994.

                                                                                   Open at the end of
                                                                ---------------------------------------------------------
                                                                1994          1995         1996         1997        1998
                                                                ----          ----         ----         ----        ----
Company-operated Stopping Centers....................            24            26            26          28          28
Franchised...........................................            13            15            16          18          21
Independently operated ..............................             1             -             -           -           -
                                                                ----          ----         ----         ----        ----
  Total Stopping Centers ............................            38            41            42          46          49
                                                                ====          ====         ====         ====        ====


     The following table sets forth information on Stopping Centers opened since January 1, 1994, all but two of which are full-sized facilities.


            Location                            Date Opened
----------------------------------              -----------
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

     In addition to the two full-sized facilities opened in 1997, the Company opened Petro:Lubes at its San Antonio, Beaumont and Medford locations in June 1994, January 1995 and April 1996, respectively. In August and November of 1998, the Company purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, for the future construction of two new Stopping Centers. At December 31, 1998, the Company had no new Stopping Centers under construction, with the exception of the joint venture being built in Southern California pursuant to the Company's joint venture agreement with Tejon. The approximate construction cost of a new Stopping Center (exclusive of land) is between $7.0 and $9.5 million.

     The Company operates 28 truck stop facilities selling diesel fuel, 27 of which also sell gasoline. Of these facilities, 25 are full-size facilities. Full-sized facilities include a Diesel Fuel Island, the Iron Skillet Restaurant, a Petro:Lube and a Travel Store. In addition, eight of the 25 facilities also have separate convenience stores. The Company also operates three Petro:2 facilities which are a smaller version of the full-size facility with various fast food offerings. The Company has 21 additional locations which operate under franchise agreements. In the months of February, March, and April 1998, the Company added three franchise locations at Breezewood, Pennsylvania, Milton, Pennsylvania, and Monee, Illinois, respectively. The Company signed agreements in July and December of 1998 to open two new franchises located at Lowell, Indiana and Frederick, Maryland, respectively. The Company believes it will add additional franchise locations during 1999.

     All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration thereof. One franchise agreement has been amended so that its initial term is approximately 15 years (expiring on December 2001), and such agreement provides for only one five-year renewal thereof. The Company is currently in the process of negotiating the renewal franchise agreement for such location.

     In addition, the Company has entered into a joint venture agreement with Tejon to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Agreement, the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non-recourse credit facility. Under the Agreement, the Company will receive a management fee of $250,000 per annum and will share 40% of the location's operating earnings. At December 31, 1998, this joint venture was under construction, and expected to be completed in June 1999.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. In addition to corporate operations, the Company is a franchisor to 21 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees.

     Historically, the Company's revenues at each of its full-sized Stopping Centers were recorded through the following divisions: Diesel Fuel Island, restaurant, Petro:Lube and Travel and Convenience Stores. Beginning with the first quarter of 1997 and in connection with new management, the presentation format for results of operation has been changed to reflect revenues from fuel, non-fuel and restaurant. The Company derives its revenues from (i) the sale of fuels, diesel and gasoline; (ii) non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games and other operations, and (iii) restaurant operations which include Iron Skillet and certain fast-food operations. The presentation allows management to focus more closely on the major sources of revenues of the business. The other operations included in non-fuel revenue include franchise royalties and rental revenue from video poker operations in Louisiana.

     The Company's fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $175,873,000, $192,650,000, and $203,274,000 for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, respectively.

     No provision for income taxes is reflected in the financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

Results of Operations

Year ended December 31, 1998 Compared to Year ended December 31, 1997

     Overview. The Company's net revenues decreased $32,313,000 or 4.7% to $653,416,000 for the year ended December 31, 1998. The decrease was due primarily to a 9.6% decrease in fuel revenues from the prior year as a result of a 14% decline in the average retail-selling price per gallon from the prior year which was partially offset by a 4.3% increase in fuel volumes. The decrease in fuel revenues was partially offset by an 11% and 7.5% increase in non-fuel and restaurant sales, respectively, from the prior year. Operating expenses increased 8.7% from the prior year due mainly to employee related costs and the full year effects of the addition of two new Company locations in 1997. General and administrative expenses increased 13.5% to approximately $19,335,000 from $17,035,000 for the same period in the prior year. This increase was principally due to employee related expenses from the Company's expanding operations and system costs.

     Fuel.  Revenues decreased 9.6% to $464,025,000 in 1998 from $513,571,000 in
1997. Fuel revenues decreased primarily due to lower pump prices stemming from lower fuel costs compared to 1997. The decrease in fuel prices was offset by a 4.3% increase in fuel volumes which management believes, together with improved pricing strategies, increased fuel margin dollars by 9.4% compared to prior year. On a comparable unit basis, fuel volumes and fuel margin dollars increased .8% and 5.8%, respectively. A Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Non-Fuel.  Revenues increased 11% to $136,145,000 in 1998 from $122,609,000 in 1997. On a comparable unit basis, sales increased 8% over the prior year.
The increase in non-fuel revenues is primarily due to increased tire and repair part sales at the Company's retail stores and the full year effects of the addition of two new Company locations in 1997. Gross margins increased 12.3% to $74,702,000 in 1998 from $66,499,000 in 1997.

     Restaurant.  Revenues increased 7.5% to $53,246,000 in 1998 from
$49,549,000 in 1997.   On a comparable unit basis, revenues increased 2.5%
compared to the prior year. Revenue increases were primarily due to the full year effects of the Company's two new locations added in 1997. Management also believes revenues were enhanced by the implementation of new menus and featured menu specials. Gross margin in the restaurants improved by 8.9% overall and 4% on a comparable unit basis, due to continued management focus on costs and implementation of menu changes.

     Costs and Expenses. Total costs and expenses decreased 5.4% to $627,696,000 in 1998 from $663,678,000 in 1997. On a comparable unit basis, total costs and expenses decreased 8.6% in 1998 compared to prior year. Costs of sales decreased $47,185,000 or 8.6% from the prior year primarily due to lower fuel costs experienced during the current year. Operating expenses increased $7,452,000 or 8.7% to $93,012,000 in 1998. The increase is mainly due to employee related costs and the full year effects of the Company's two new locations added in 1997. General and administrative expenses increased
13.5% to approximately $19,335,000 from $17,035,000 in 1997. This increase was principally due to employee related expenses from the Company's expanding operations and system costs.

     Interest Expense, net. Interest expense decreased $250,000 or 1.2% to $20,042,000 in 1998 compared to 1997 due primarily to lower debt levels as a result of principal payments and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.

     Extraordinary item. Extraordinary item in 1997 reflects a charge to earnings of $12,745,000 for the write-off of debt restructuring costs relating to the Recapitalization.

     Cumulative effect of a change in accounting principle. Cumulative effect of a change in accounting principle in 1998 reflects the write-off of $3,250,000 of previously capitalizable costs. These costs, mainly incurred in prior years, were related to start-up and organization costs, and as required by American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, were expensed upon adoption during the fourth quarter of 1998. Cumulative effect of a change in accounting principle in 1997 also reflects the write-off of $1,579,000 of costs previously allowed to be capitalized. These costs are related to process reengineering activities and, as required by Emerging Issues Task Force (EITF) Issue No. 97-13, were written off during the fourth quarter of 1997.

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

     Restaurant. Revenues increased 4.7% to $49,549,000 in 1997 from $47,335,000 in 1996. On a comparable unit basis, revenues increased 2.0%. Management implemented certain menu changes at its Iron Skillet Restaurants in the first quarter designed to enhance revenues, which contributed to the increased sales. Gross margin in the restaurants improved by approximately 5.5% in total and approximately 2.9% on a comparable unit basis. The improvement is due in part to management focus on costs and implementation of menu changes.

     Costs and Expenses. Total costs and expenses increased 6.8% to $663,678,000 in 1997 from $621,616,000 in 1996. On a comparable unit basis, total costs and expenses increased 5.0% in 1997. Costs of sales increased $35,150,000 or 6.9% in 1997 from 1996. The increase is due to higher fuel and product costs for both fuel and non-fuel revenue streams. Operating expenses increased $4,038,000 or 5% to $85,560,000 in 1997. The increase is primarily due to employee related expenses. General and administrative expenses increased 22.3% to approximately $17,035,000 from $13,925,000 in the prior year. This increase was principally due to an increase in certain employee expenses, certain transition costs for new programs, and professional and travel related expenses in the current year.

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

     Cumulative effect of a change in accounting principle. Cumulative effect of a change in accounting principle reflects the write-off of $1,579,000 of costs, previously allowed to be capitalized. These costs are related to process reengineering activities and, as required by Emerging Issues Task Force (EITF) Issue No. 97-13, were written off during the fourth quarter of 1997.

Liquidity and Capital Resources

     Capital expenditures totaled $20,309,000 for 1998 and $15,870,000 for 1997. Included in the capital expenditures for 1998 were funds spent on new and existing facilities, in addition to expenditures related to information systems implementation projects.

     As noted in Item 1. "Business," in connection with the Recapitalization in 1997, the Old Credit Agreement was amended and borrowings thereunder, 94% of existing Old Notes and approximately 100% of outstanding Debt Warrants, were repaid with borrowings under the New Credit Agreement, the net proceeds from the sale of the New Notes, a portion of the proceeds of the Equity Investment and the proceeds of the Kirschner Investment. The New Credit Agreement provides for a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $40,000,000 Expansion Facility, a $14,000,000 Term Loan A and a $30,000,000 Term Loan B.

     The Revolving Credit Facility permits the Company to borrow, repay and reborrow up to $25,000,000 at any time until the fifth anniversary of the date from the Recapitalization, the proceeds of which may be used for working capital and other corporate purposes. Up to $5,000,000 of the Revolving Credit Facility is available for the issuance of standby and documentary letters of credit. Subject to certain covenants, the Expansion Facility permits the Company to borrow, repay and reborrow up to $40,000,000 for the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes at any time until the third anniversary from the date of the Recapitalization.

     The term loans made to the Company under the Credit Facility Agreement require the Company to make quarterly payments of principal. Aggregate yearly term loan principal payments under the New Credit Agreement are as follows: (i) $4.5 million in 1999; (ii) $5.5 million in 2000; (iii) $1.5 million in 2001;
(iv) $13.5 million in 2002; and (v) $14.0 million in 2003. Term Loans A and B are repayable in 18 and 26 quarterly installments, respectively. As of December 31, 1998, the Company made principal payments on its Term Loans A and B of $2,527,000 and $567,000, respectively.

     In accordance with the New Credit Agreement, the interest rate the Company is required to pay on its Term Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's improved leverage ratio, as defined in the New Credit Agreement.

     Borrowings under the New Credit Agreement are collateralized by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, which guarantees in turn are collateralized by substantially all of such subsidiaries' assets. The Indentures for the New Notes and those under the New Credit Agreement each contain certain covenants. At December 31, 1998, the Company was in compliance with all debt covenants.

     At December 31, 1998, the Company had standby letters of credit issued for approximately $2,413,000, resulting in an availability of approximately $22,587,000 on the Revolving Credit Facility. As of December 31, 1998, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

     The Company had negative working capital of $3,060,000 at December 31, 1998, and working capital of $3,850,000 at December 31, 1997. Negative working capital is normal in the truckstop industry; however, due to the Recapitalization and reclassification of land held for sale during the fourth quarter of 1997, the Company had positive working capital at December 31, 1997. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. The truckstop business is an industry that generates a large amount of cash business with relatively low levels of inventories and receivables as a percentage of revenues. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1,972,000 for the year ended December 31, 1998. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indenture governing the New Notes and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     The Company, within certain limits, pays its own workers' compensation and general liability claims. During 1998, the Company paid claims aggregating $2,612,000 and $1,502,000 relating to workers' compensation and general liability claims, respectively. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

     In 1997, the Company acquired two existing truck stops, North Baltimore, Ohio, in August and North Little Rock, Arkansas, in September. The North Baltimore, Ohio site is a leased facility and the North Little Rock, Arkansas facility is owned.

     The Company's Board of Directors has approved the construction of five new Stopping Centers to occur between the first quarter of 1999 and the end of the year 2000.

     Management of the Company believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1999 and the foreseeable future thereafter. The Company also expects that future expansion and acquisitions will be financed from funds generated from operations, borrowings under the Revolving Credit Facility and the Expansion Facility and additional financings.

Impact of the Year 2000 Issue

     The Company is aware of the complexity and the significance of the "Year 2000" issue. The Year 2000 issue is a result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the company's systems that utilize date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Year 2000 readiness with regard to critical IT systems and is currently replacing, upgrading and testing its computer systems and applications. The Company continues to assess communications with software vendors, hardware vendors, banks, utilities, fuel suppliers, merchandise suppliers, customers, partners, franchisees, service contract suppliers, and insurance companies with which it does significant business to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issues. Based on the assessment and communications received to date, the Company believes that its major customers will be Year 2000 ready. The Company is currently analyzing its relationship with its suppliers, partners, franchisees and vendors. The Company has received communications from its key financial and insurance service providers indicating they are actively working to resolve their Year 2000 service issues. The Company does not believe there has been or will be a significant disruption of the Company's business due to the Year 2000 remediation effort. The Company currently expects to have completed compliance testing to bring all of its critical IT systems into Year 2000 readiness by August 1999.

     Software and hardware, such as telecommunication and office automation systems that facilitate operations of the Company's locations and corporate headquarters, comprise the Company's primary non-IT systems. Currently, the Company is in the process of assessing the Year 2000 readiness of its non-IT systems and expects to have completed compliance testing to bring them into readiness by August 1999.

     The Company is using a mixture of internal and external resources to address Year 2000 issues. The total costs of achieving Year 2000 readiness is estimated to be approximately $9,000,000, which includes the costs of software upgrades and replacements the Company is currently making. The Company incurred $4,300,000 in costs attributable to the Year 2000 project in fiscal 1998 and expects to incur $4,700,000 in such costs in fiscal 1999.

     The Company is in the preliminary stages of establishing contingency plans to address Year 2000 issues that may arise relating to key third parties and the Company's IT and non-IT systems with an anticipated completion of such contingency plans in September 1999. There can be no assurance that the Company or its trading partners will not experience Year 2000 readiness difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition. The costs and expenses associated with such failure are not presently estimatable.

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

     The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to Notes to Consolidated Financial Statements. At December 31, 1998 and 1997, such accrual amounted to approximately $274,000 and $187,000, respectively, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1998 and 1997, the Company has recognized approximately $160,000 and $262,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allow a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     Historically, the Company has not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. On occasion, the Company has purchased fuel in the forward contract market. In connection with the Recapitalization, the Company has entered into 10-year supply agreements with Mobil pursuant to which Mobil will supply the Company-operated Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. See Note 9 to Notes to Consolidated Financial Statements for the year ended December 31, 1998.

     As of December 31, 1997 and 1998, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is exposed to changes in interest rate. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31,

                                            1997                               1998
                                          Carrying                           Carrying
                                           Amount           Fair Value        Amount        Fair Value
                                          --------          ----------       --------       ----------
Balance sheet financial instruments                             (in thousands)
  Long-term debt                          $183,190           $191,088        $181,328        $188,416
Other financial instruments
  Interest rate swap agreements                  -               (154)              -            (153)

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 1998, the Company was party to an interest rate swap agreement with an aggregate principal amount of $30,000,000. Under the agreement, the Company pays a fixed rate of 6.15% and receives a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate by .6%, which resulted in additional interest expense of approximately $153,000.

     The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, the Company does not anticipate non-performance by the other party. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties. See Note 14 to Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data


                         PETRO STOPPING CENTERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           December 31,        December 31,
                                                                                               1997                1998
                                                                                           ------------        ------------
Assets
Current assets:
    Cash and cash equivalents                                                                  $ 24,796              13,183
    Trade accounts receivable, net                                                               12,548              10,631
    Inventories, net                                                                             16,362              16,459
    Other current assets                                                                          2,551               2,892
    Due from affiliates                                                                             980               1,163
    Land held for sale                                                                            4,442                   -
                                                                                           ------------        ------------
        Total current assets                                                                     61,679              44,328

    Property and equipment, net                                                                 153,363             162,274
    Deferred debt issuance costs, net                                                            16,353              11,229
    Other assets                                                                                  8,271               9,168
                                                                                           ------------        ------------
        Total assets                                                                           $239,666             226,999
                                                                                           ============        ============

Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                                                          $  3,000               4,967
    Trade accounts payable                                                                        9,350               4,214
    Accrued expenses and other liabilities                                                       26,491              21,439
    Due to affiliates                                                                            18,988              16,768
                                                                                           ------------        ------------
        Total current liabilities                                                                57,829              47,388

    Long-term debt, excluding current portion                                                   180,190             176,361
                                                                                           ------------        ------------
         Total liabilities                                                                      238,019             223,749
                                                                                           ------------        ------------

    Commitments and contingencies

    Mandatorily redeemable preferred partnership interests                                       21,202              23,172

    Partners' capital (deficit):
      General partners'                                                                           ( 903)               (915)
      Limited partners'                                                                         (18,652)            (19,007)
                                                                                           ------------        ------------
         Total partners' capital (deficit)                                                      (19,555)            (19,922)
                                                                                           ------------        ------------
         Total liabilities and partners' capital (deficit)                                     $239,666             226,999
                                                                                           ============        ============

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                          Year Ended            Year Ended           Year Ended
                                                                         December 31,          December 31,         December 31,
                                                                             1996                  1997                 1998
                                                                         ------------          ------------         ------------
Net revenues (including motor fuel taxes):
  Fuel                                                                       $478,312               513,571              464,025
  Non-fuel                                                                    111,410               122,609              136,145
  Restaurant                                                                   47,335                49,549               53,246
                                                                         ------------          ------------         ------------
      Total net revenues                                                      637,057               685,729              653,416

Costs and expenses:
  Cost of sales (including motor fuel taxes)                                  511,431               546,581              499,396
  Operating expenses                                                           81,522                85,560               93,012
  General and administrative                                                   13,925                17,035               19,335
  Employee severance, benefit and placement expenses                            2,534                     -                    -
  Depreciation and amortization                                                12,204                14,502               15,953
                                                                         ------------          ------------         ------------

    Total costs and expenses                                                  621,616               663,678              627,696
                                                                         ------------          ------------         ------------

    Operating income                                                           15,441                22,051               25,720

Recapitalization costs                                                          2,938                     -                    -
Interest expense, net                                                          21,263                20,292               20,042
                                                                         ------------          ------------         ------------

    Income (loss) before extraordinary item and cumulative
       effect of a change in accounting principle                              (8,760)                1,759                5,678

Extraordinary item - write off of debt
       restructuring costs associated with retired debt                             -                12,745                    -

Cumulative effect of a change in accounting principle                               -                 1,579                3,250
                                                                         ------------          ------------         ------------

    Net income (loss)                                                        $ (8,760)              (12,565)               2,428
                                                                         ============          ============         ============

          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)

                                                          General            Limited             Total
                                                         Partners'          Partners'          Partners'
                                                          Capital            Capital            Capital
                                                         (Deficit)          (Deficit)          (Deficit)
                                                       ------------       ------------        -----------
Balance, December 29, 1995                                $(7,204)            19,129             11,925

  Net loss                                                 (1,273)            (7,487)            (8,760)
                                                          --------           --------           ---------

Balance, December 31, 1996                                 (8,477)            11,642              3,165

  Conversion of interest                                    7,972             (7,939)                33
  Capital contributions                                       -               11,047             11,047
  Assignment of mandatorily redeemable preferred
      partnership interests                                   -              (19,600)           (19,600)
  Accrual of preferred return on mandatorily
      redeemable preferred partnership interests              (35)            (1,600)            (1,635)

  Net loss                                                   (363)           (12,202)           (12,565)
                                                          --------           --------           ---------

Balance, December 31, 1997                                   (903)           (18,652)           (19,555)

  Accrual of preferred return on mandatorily
      redeemable preferred partnership interests              (42)            (1,930)            (1,972)
  Accrual of partner minimum tax distributions                (22)              (801)              (823)

  Net income                                                   52              2,376              2,428
                                                          --------           --------           ---------

Balance, December 31, 1998                                $  (915)           (19,007)           (19,922)
                                                          ========           =======            =======


          See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended           Year Ended           Year Ended
                                                                            December 31,         December 31,         December 31,
                                                                                1996                 1997                 1998
                                                                            ------------         ------------         ------------
Net income (loss)                                                             $ (8,760)            (12,565)                2,428
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               12,204              14,502                15,953
    Extraordinary item - write off of debt
       restructuring costs associated with retired debt                            -                12,745                   -
    Cumulative effect of a change in accounting principle                          -                 1,579                 3,250
    Deferred debt issuance cost amortization                                     1,485               1,749                 1,637
    Accretion of original issue discount                                           978                  47                   -
    Bad debt expense                                                               215                 271                   236
  Increase (decrease) from changes in:
    Accounts receivable                                                            852              (2,418)                1,681
    Inventories                                                                  1,124              (1,167)                  (97)
    Other current assets                                                           324              (1,147)                 (341)
    Due from affiliates                                                           (571)              1,111                   114
    Due to affiliates                                                              297              16,663                (3,340)
    Trade accounts payable                                                       1,535              (6,373)               (5,136)
    Accrued expenses and other liabilities                                       4,985               5,331                (5,052)
                                                                            ------------         ------------         ------------
        Net cash provided by operating activities                               14,668              30,328                11,333
                                                                            ------------         ------------         ------------
  Cash flows provided by (used in) investing activities:
    Purchase of property and equipment                                          (5,523)            (15,870)              (20,309)
    Proceeds from sale of property                                                  -                3,102                 2,165
    (Increase) decrease in other assets, net                                       186              (3,011)               (1,515)
                                                                            ------------         ------------         ------------
        Net cash used in investing activities                                   (5,337)            (15,779)              (19,659)
                                                                            ------------         ------------         ------------
  Cash flows provided by (used in) financing activities:
    Repayments of notes payable                                                (25,000)            (23,639)                  -
    Proceeds from notes payable                                                 26,061               2,000                   -
    Repayments of long-term debt and capital lease                              (3,704)           (152,800)               (3,287)
    Proceeds from issuance of long-term debt                                        -              185,190                   -
    Capital contributions                                                           -               11,047                   -
    Payment of debt issuance costs                                                (203)            (14,733)                  -
    Decrease in cash overdrafts                                                 (8,991)                  -                   -
                                                                            ------------         ------------         ------------
         Net cash provided by (used in) financing activities                   (11,837)              7,065                (3,287)
                                                                            ------------         ------------         ------------
  Net increase (decrease) in cash and cash equivalents                          (2,506)             21,614               (11,613)
  Cash and cash equivalents, beginning of period                                 5,688               3,182                24,796
                                                                            ------------         ------------         ------------
  Cash and cash equivalents, end of period                                    $  3,182              24,796                13,183
                                                                            ============         ============         ============

------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information--
Interest paid during the period, net of capitalized interest of $80,
    $0 and $0 in 1996, 1997 and 1998                                          $ 18,364              14,028                20,771
Non-cash transactions-
Acquisition of property and equipment through capital lease                        -                   -                   1,425
Preferred return on mandatorily redeemable preferred partnership                   -                 1,635                 1,972
 interests
Partner minimum tax distributions                                                  -                   -                   1,120

          See accompanying notes to consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Company Formation and Description of Business

Company Formation

     Petro Stopping Centers, L.P. (the "Company"), a Delaware limited partnership, was formed on April 30, 1992 for the ownership, operation, management and development of the Petro Stopping Centers network. The partners are as follows:

     General Partners
      Petro, Inc.
      Petro Holdings GP Corp., an entity owned by Chartwell Investments, Inc.

     Limited Partners
      Various individuals and entities affiliated with the Cardwell Group Mobil Long Haul, Inc., an entity owned by Mobil Oil Corporation
      Petro Holdings LP Corp., an entity owned by Chartwell Investments, Inc. Kirschner Investments, an entity owned by a Company franchisee

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

     As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% senior unsecured notes due 2007 (the "New Notes"), and repurchased approximately 94% of the existing 12 1/2% Senior Notes due 2002 and approximately 100% of outstanding Debt Warrants. In connection with the issuance of the New Notes, the Company capitalized approximately $14,500,000 of debt issuance costs and wrote off, as an extraordinary item, $12,745,000 of debt restructuring costs associated with the retired debt.

     The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement"). The New Credit Agreement consists of a $25,000,000 revolving credit facility (the "Revolving Credit Facility"), a $14,000,000 Term Loan A, a $30,000,000 Term Loan B and a $40,000,000 Expansion Facility (the "Expansion Facility").

Description of Business

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers" (the "Stopping Centers"), are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants, truck preventative maintenance centers, travel and convenience stores and a range of other products, services and amenities to commercial truck drivers, as well as other highway motorists and local residents. At December 31, 1998, the Company's network consisted of 49 Stopping Centers located in 29 states, of which 28 were operated by the Company and 21 were franchised.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Accounts receivable are primarily due from national and regional commercial trucking companies, and include accounts receivable purchased at a discount from the Company's franchisees. The receivables are not collateralized, however, the risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across geographic regions. At December 31, 1998, the Company had no significant concentrations of credit risk.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Allowance for Uncollectible Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 1997 and 1998 the allowance for uncollectible accounts totaled $330,000 and $627,000, respectively.

Inventories

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method.

Land Held for Sale

     In the fourth quarter of 1997, the Company's management committed to a plan to dispose of certain real estate holdings. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 1997 and 1998, the Company reported land held for sale at its net book value of $8,102,000 and $6,078,000, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. A portion of the 1997 balance is included in current assets and the remainder, as well as all of the 1998 balance, is included in other assets in the accompanying consolidated balance sheets. These amounts were previously reported in property and equipment in the Company's consolidated balance sheet.

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $2,785,000, $3,486,000 and $4,469,000 for 1996, 1997 and 1998, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

     Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets are computed on the straight line method over the term of the lease.

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

Debt Issuance Costs

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. As of December 31, 1997 and 1998 accumulated amortization of debt issuance costs were $5,489,000 and $3,147,000, respectively.

Self Insurance

     The Company is self-insured for employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. Provisions for these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

Advertising and Promotion

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $2,156,000, $2,479,000 and $2,789,000 were incurred for 1996, 1997 and 1998, respectively, and are included in operating expenses in the
accompanying consolidated statements of operations.   Advertising and promotion
reimbursements from franchisees totaled $292,000, $334,000 and $401,000 for 1996, 1997 and 1998, respectively.

Motor Fuel Taxes

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $175,873,000, $192,650,000 and $203,274,000 for 1996, 1997 and 1998, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

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

Franchise Revenues

     The Company recognizes net revenue from individual franchises and initial training fees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Fees earned from franchises aggregated $3,397,000, $3,858,000 and $4,497,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

Financial Instruments with Off-Balance Sheet Risk

     The Company occasionally utilizes futures and options contracts with the objective of minimizing fuel cost risk due to market fluctuations. Gains and losses resulting from changes in the market value of these contracts are recognized when the related inventory is sold. The Company also may occasionally enter into futures and options contracts that are not specific hedges and gains or losses resulting from changes in market value of these types of futures contracts are recognized in income currently. At December 31, 1998,
the Company was not a party to any futures or options contracts.   Interest rate
swap agreements are utilized from time to time to manage interest rate
exposures.    The amount to be paid or received on these agreements is accrued as interest rates change and is recognized over the lives of the respective agreements. At December 31, 1998, the Company was party to an interest rate swap agreement with an aggregate notional principal amount of $30,000,000, which effectively changes a portion of the

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  Summary of Significant Accounting Policies (continued)

Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the fixed rate of 6.15% by .6%, which resulted in additional interest expense of approximately $153,000 during 1998.

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

Change in Accounting Principles

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-5"), "Reporting the Costs of Start-up Activities". SOP 98-5 requires the costs of start-up activities (including, among other things, pre-opening costs related to the development of new sites and organization costs) be expensed as incurred and that previously capitalizable costs expensed in the initial adoption be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 resulted in a charge to income of $3,250,000 and is presented as a cumulative effect of a change in accounting principle, as required.

     In the fourth quarter of 1997 the Financial Accounting Standards Board issued, and the Company adopted, Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation" ("EITF No. 97-13"). EITF No. 97-13 required the immediate write off, during the Company's fourth quarter, of cumulative costs related to process reengineering activities that were previously allowed to be capitalized. Prospective costs of a similar nature are also required to be expensed as incurred. The adoption of EITF No. 97-13 resulted in a charge to income of $1,579,000 and is presented as a cumulative effect of a change in accounting principle, as required.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Inventories

     The following is a summary of inventories at December 31, 1997 and 1998:

                                                                     1997           1998
                                                                    -------         ------
                                                                      (in thousands)
Motor fuels and lubricants                                          $ 5,207          3,704
Tires and tubes                                                       3,387          4,141
Merchandise and accessories                                           7,476          7,827
Restaurant and other                                                  1,420          1,244
Less reserve for obsolescence                                        (1,128)          (457)
                                                                    -------         ------
    Inventories, net                                                $16,362         16,459
                                                                    =======         ======

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Property and Equipment

     Property and equipment is summarized at December 31, 1997 and 1998 as follows:

                                                          Estimated
                                                            Useful
                                                            Lives
                                                           (years)        1997          1998
                                                          --------        ----          ----
                                                                           (in thousands)

Land and improvements                                          10       $ 26,526        28,370
Buildings and improvements                                     30         99,361       106,417
Furniture and equipment under capital lease                  3-10         48,350        61,070
Leasehold improvements                                       7-30         20,234        20,234
Facilities under development                                  -              148          -
                                                                       ---------       -------
                                                                         194,619       216,091
Less accumulated depreciation and amortization                           (41,256)      (53,817)
                                                                       ---------       -------
   Property and equipment, net                                          $153,363       162,274
                                                                       =========       =======

     The Company currently has equipment under a Capital Lease. Facilities under development includes costs associated with new facilities and major renovations of existing facilities. There were no future construction commitments at December 31, 1998 with the exception of the joint venture located in Southern California being built pursuant to a joint venture agreement with Tejon Development Corporation.

(5)   Operating Leases

     The Company has entered into various operating leases. The operating leases are for the leases on two Stopping Center locations, an office building, truck leases and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

     A summary of future minimum rental payments on operating leases which have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, is as follows:

                                          Related         Third
Fiscal Year Ending                         Party          Party         Total
------------------                         -----          -----         -----
                                                  (in thousands)
1999                                     $ 1,494            896         2,390
2000                                       1,482            896         2,378
2001                                       1,422            858         2,280
2002                                       1,422            858         2,280
2003                                       1,422            858         2,280
Later years                                3,241          9,823        13,064
                                         -------         ------        ------
Total minimum lease payments             $10,483         14,189        24,672
                                         =======         ======        ======

     Rent expense under all operating leases was $2,201,000, $2,034,000 and $2,639,000 for 1996, 1997 and 1998, respectively. Of these rentals, $1,487,000,
$1,481,000 and $2,330,000 were paid to related parties for 1996, 1997 and 1998, respectively.

(6)  Notes Payable

     Notes payable at December 31, 1996, consisted of a five-year revolving credit facility under which up to $35,000,000 was available. The balance outstanding on the credit facility was $21,639,000 as of December 31, 1996 and was paid-off as part of the Recapitalization in January 1997 and a new credit facility was established.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Notes Payable (continued)

     At December 31, 1998, the Company has available a $25,000,000 five-year revolving credit facility (the "Credit Facility") that may be used for working capital and other corporate uses. The Credit Facility matures in January 2002 and interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at the Company's option). Fees of 2.75% on drawn funds and commitment fees of
 .5% on undrawn funds are paid quarterly. At December 31, 1998, the Company did not have a balance outstanding on the Credit Facility.

     The Company did have standby letters of credit outstanding under the respective revolving credit facilities at December 31, 1997 and 1998. At December 31, 1997 and 1998, the standby letters of credit principally related to unfunded insurance claims were $3,150,000 and $1,986,000, respectively. Various other standby letters of credit at December 31, 1997 and 1998 total $777,000 and $427,000, respectively.

     Also as part of the Recapitalization, subject to certain covenants, the Company has available a $40,000,000 three-year Expansion Facility which may be used to fund the acquisition and development of new Stopping Centers and stand-alone Petro:Lubes. The Expansion Facility matures in January 2000 and interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing at the Company's option). Fees of 2.75% on drawn funds and commitment fees of .5% on undrawn funds are paid quarterly. At December 31, 1998, the Company did not have a balance outstanding on the Expansion Facility.

     Any funds drawn on both the Credit Facility or Expansion Facility are secured by substantially all of the Company's assets and the partnership interests of Mobil Long Haul and Chartwell and guaranteed by each of the Company's subsidiaries, whose guarantees in turn are collateralized by substantially all of such subsidiaries' assets.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Long-Term Debt

     Long-term debt at December 31, 1997 and 1998 is presented below.

                                                                                             1997         1998
                                                                                          ---------     --------
                                                                                               (in thousands)
                                                                                          ----------------------
Four-year term note to a bank in an original amount of $20,000,000 maturing
September 30, 2001. The note is payable in 18 consecutive quarterly installments varying from  $625,000 to $3,500,000 commencing September 30, 1997.  In accordance with the debt agreements entered into as part of the Recapitalization, proceeds not used to retire the 12  1/2% Senior Notes were to be used to paydown this term note.
Accordingly, the Company retired approximately $6,000,000 of this note in addition to the quarterly installments due during 1997.  Interest at either the bank's prime rate plus 1.5% or the Eurodollar rate plus 2.75% is payable monthly. The rate was
7.75% at December 31, 1998. The note is collateralized by substantially all of the
Company's assets.                                                                          $ 12,500       9,973

Six-year term note to a bank in an original amount of $30,000,000 maturing September
30, 2003. The note is payable in 26 consecutive quarterly installments varying from
$125,000 to $3,500,000 commencing September 30, 1997.  Interest at either the bank's prime rate plus 2% or the Eurodollar rate plus 3.25% is payable monthly.
The effective rate was 8.3125% at December 31, 1998, as a result of an interest swap agreement (the "Swap") with the lender as required under the loan agreement.
The Swap expires on February 12, 2000.  The note is collateralized by substantially
all of the Company's assets.                                                                 29,500      28,933

12 1/2% Senior Notes due 2002 (the "Notes") in an original aggregate principal amount of $100,000,000, net of original issue discount.  As part of the
Recapitalization, approximately 94% of the Notes were retired during 1997.
Interest on the Notes is payable on June 1 and December 1 of each year beginning
December 1, 1994.                                                                             6,190       6,190

10 1/2% Senior Notes due 2007 (the "New Notes") in an original aggregate principal amount of $135,000,000.  Interest on the New Notes is payable on February 1 and
August 1 of each year, beginning August 1, 1997.  The New Notes will be effectively subordinated to the loans outstanding under the New Credit Agreement to the extent
of the value of the assets securing such loans.                                             135,000     135,000

Obligation under equipment capital lease                                                          -       1,232
                                                                                          ---------    --------
Total long-term debt                                                                        183,190     181,328
Less current portion                                                                          3,000       4,967
                                                                                          ---------    --------
Long-term debt, excluding current portion                                                  $180,190     176,361
                                                                                          =========    ========


     The Indentures for the Long-Term Debt and the Credit Facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the Credit Facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA (as defined), interest coverage, and minimum net worth. At December 31, 1997 and 1998, the Company was in compliance with all debt covenants.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Long-Term Debt (continued)

     Estimated principal payment requirements on long-term debt and a capital lease obligation are as follows:

Fiscal Year Ending                                                      (in thousands)
------------------                                                      ---------------
1999                                                                          $  4,967
2000                                                                             6,001
2001                                                                             1,737
2002                                                                            19,690
2003                                                                            13,933
Thereafter                                                                     135,000
                                                                              --------
   Total                                                                      $181,328
                                                                              ========

(8)  Accrued Expenses and Other Liabilities

     The following is a summary of accrued expenses and other liabilities at December 31, 1997 and 1998:

                                                                       1997          1998
                                                                   ------------  -------------
                                                                           (in thousands)
                                                                           --------------
Accrued expenses:
  Employee related expenses                                             $10,071         9,794
  Taxes payable-sales, fuel and property                                  2,935         2,594
  Other                                                                   8,424         6,934
  Due to franchisees                                                      5,061         2,117
                                                                        -------       -------
   Total                                                                $26,491        21,439
                                                                        =======       =======


(9)  Related Party Transactions

     Related party transactions are handled on an "arm's-length" basis. Amounts due to and from affiliates as of December 31, 1997 and 1998, consist of the following:


                                                                       1997           1998
                                                                   -------------  -------------
                                                                          (in thousands)
                                                                   ----------------------------
Due from affiliates:
   C&R Distributing, Inc.                                                $   105             39
   Petro Truckstops, Inc.                                                    196            181
   Highway Service Ventures, Inc.                                            114             39
   J.A. Cardwell, Sr.                                                        412            412
   Cardwell Group                                                            -              235
   Other                                                                     153            257
                                                                         -------        -------
       Total                                                             $   980          1,163
                                                                         =======        =======

Due to affiliates:
   El Paso Amusement Company                                             $   221            189
   Highway Service Ventures, Inc.                                          1,471            481
   C&R Distributing, Inc.                                                    167             83
   Mobil Diesel Supply Corp.                                              13,792         13,177
   Mobil Oil Corp.                                                         3,337          1,718
   Cardwell Group                                                            -            1,058
   Other                                                                     -               62
                                                                         -------        -------
       Total                                                             $18,988         16,768
                                                                         =======        =======


     In connection with the Recapitalization, the Company has entered into 10-year supply agreements with Mobil Oil Corp. ("Mobil") under which Mobil will supply the Company-operated Stopping Centers' diesel fuel requirements as well as a portion of their lubricant and gasoline requirements. The diesel fuel sold

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Related Party Transactions (continued)

at all Company-operated Stopping Centers is branded Mobil Diesel, and the Company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the diesel fuel and gasoline supply agreement dated January 30, 1997 (the "Supply Agreement"), the Company has agreed to purchase from Mobil specified distribution terminals a minimum number of gallons of diesel fuel and gasoline on both a monthly and annual basis, subject to product availability and reductions by Mobil under certain described circumstances. As a result of the Supply Agreement and in order to comply with the laws governing the branding of diesel fuel, Mobil Diesel Supply Corp. ("MDS"), a wholly-owned subsidiary of Mobil, was formed. MDS purchases diesel fuel from third party suppliers and then sells it back to the Company at cost, given that Mobil cannot supply 100% of the Company's diesel fuel demand because of product availability. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel demand and to comply with branding laws, which require Mobil to first take possession of the fuel before it can be branded as Mobil Diesel.

     The Supply Agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. In such cases, MDS purchases the diesel fuel from the third-party supplier and resells the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil. The Supply Agreement also places a monthly limit on the maximum number of gallons of diesel fuel and gasoline that the Company may lift from Mobil specified distribution terminals.

     The Company purchases diesel fuel for each of its Company-owned Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 1998, the Company purchased 100% of diesel fuel from MDS.

     The office building in which the Company's principal executive offices are located is owned by Jack Cardwell, the Chief Executive Officer and a Director of the Company. The Company leases the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, the Company made annual rental payments of $336,000.

     The Company entered into an agreement with Chartwell Investments, Inc., providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments, Inc. for acting as financial advisor with respect to the Recapitalization, including soliciting, structuring and arranging the financing of the Recapitalization. The fees, totaling approximately $3,000,000, equal to 1% of the total capitalization of the Company, plus .5% of the Expansion Facility and the reimbursement of certain expenses, were paid at the closing.

     Fuel sales aggregating $4,567,000, $3,315,000 and $1,345,000 for 1996, 1997
and 1998, respectively, were made to C&R Distributing, Inc. ("C&R") at the Company's cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $11,432,000, $5,079,000 and $3,995,000 for 1996, 1997 and 1998,
respectively, were charged to the Company.

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

     In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which Jack Cardwell is a 50% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The Company made lease payments of $72,000 for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company sells retread tires to El Paso Tire Center, Inc., a corporation in which Jack

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Related Party Transactions (continued)

Cardwell owns 100%. Such sales amounted to $153,000, $47,000 and $60,000 in 1996, 1997 and 1998, respectively.

     In connection with the formation of the Company in May 1992 under an Option and Right of First Refusal Agreement, Jack Cardwell and Jim Cardwell, officers and Directors of the Company, granted to the Company and Roadside, options which expire in December 2006, to purchase certain properties owned by the Cardwells that are located near or adjacent to certain of the Company's Stopping Centers, and a right of first refusal on these properties. At the closing of the Recapitalization, Roadside assigned all of its rights under the Option and Right of First Refusal Agreement to Mobil Long Haul, Petro Holdings GP Corp. and Petro Holdings LP Corp. The price at which an Option Property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

     Jack Cardwell, Jim Cardwell and Mrs. Jack Cardwell own 60%, 30% and 10%, respectively, of the stock of PPR, Inc. ("C&PPR"). Jack Cardwell is the sole shareholder of CYMA Development Corporation ("CYMA") and Jim Cardwell is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. The Company entered into agreements with CYMA, C&PPR, Petro Truckstops, Inc., and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with CYMA and C&PPR, the Company agreed to operate the alcohol sales business at these locations in exchange for 10% of the gross receipts generated from alcoholic beverage sales, plus reimbursement of all operating expenses. Under a similar agreement with Petro Truckstops and Petro Beverage, Inc., the Company receives 15% of gross receipts generated from alcoholic beverage sales. In each of the agreements, the net payments to the Company are approximately equal to the gross profit received by the above entities.

     In connection with the formation of the Company in May 1992, Motor Media, Inc., a company owned 100% by Jim Cardwell ("Motor Media"), entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the agreement, the Company and Motor Media are entitled to 25% and 75%, respectively, of the gross revenues generated. Motor Media received $214,000, $234,000 and $215,000, respectively, before its selling, maintenance and administrative expenses for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Company and Motor Media have extended the term of the Motor Media Agreement through April 2002.

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which Jack Cardwell and Jim Cardwell own 99% and 1%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 or until earlier terminated by either party, the Company paid 60% of the revenues generated by the games to EPAC and retained the remaining 40%. Beginning November 1994, the arrangement was modified to pay 50% of the revenue generated by the games to EPAC and 50% to the Company. The Company amended the Amusement Agreement to cause EPAC to contract directly with the Company to furnish and service video and other games at an additional 12 Stopping Centers. Subsequent thereto, EPAC began furnishing and servicing games at an additional five Stopping Centers under the terms of the Amusement Agreement of which one site agreement guarantees a minimum annual revenue to the Company of $180,000. Effective December 1, 1998, EPAC began furnishing and servicing video and other games to an additional Stopping Center under the terms of the Amusement Agreement, of which the Company pays 40% of the revenues generated by the games to EPAC and retains the remaining 60%. EPAC received $2,021,000, $2,421,000 and $2,634,000 in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Related Party Transactions (continued)

     Since June 1993, the two Stopping Centers located in Louisiana have featured video poker games housed in a separate on-site facility and operated by a third party, Petro Truckstops, Inc., an affiliate who, under terms of a contract, turns over a specified portion of the revenue generated from the machines. Petro Truckstops, Inc. pays 95% of revenue collected to the Company and retains 5% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to the Company under this arrangement aggregated $1,979,000 during 1996, $2,103,000 during 1997 and $2,231,000 during 1998. During 1996, the State of Louisiana enacted a statute requiring the cessation of video poker operations unless the parish in which the operations were conducted voted to allow the continued operation of video poker machines. On November 5, 1996, the parish in which the Shreveport facility is located voted to continue to allow video poker operations, while the parish in which the Hammond facility is located voted to disallow video poker operations. The video poker operations at the Hammond facility are required to be phased out by the end of June 1999. During the year ended December 31, 1998, the Hammond location generated approximately $1,067,000 of revenue from video poker.

     Management fees of $250,000 were earned by The Fremont Group for the year ended December 31, 1996. Management fees of $300,000 were earned by Mobil Oil, in accordance with the terms of the Company's Partnership Agreement for each of the years ended December 31, 1997 and 1998.

     The Company has entered into a management consulting agreement with Chartwell Investments, commencing January 30, 1997, pursuant to which Chartwell Investments will provide the Company with certain management, advisory and consulting services for a fee of $600,000 for each fiscal year of the Company during the term of the agreement, with up to an additional $100,000 payable for each fiscal year, provided that EBITDA is at least $45 million, plus reimbursement of certain expenses. The term of the management consulting agreement is ten years and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments. Mr. Berman and Mr. Shein are directors of the Company
and are officers and directors of Chartwell Investments.   During 1997 and 1998,
the Company paid Chartwell Investments $600,000 and $714,000, respectively, under this agreement.

     Each of the affiliates, with the exception of Mobil Diesel Supply Corporation, Mobil Oil Corporation and Chartwell, is owned or controlled to some degree by a member or members of the Cardwell Group. Related party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from certain related parties who own properties which are part of the Company's network.

     In order to comply with applicable Internal Revenue Service Code and Treasury Regulation provisions dealing with recourse debt, certain Cardwell entities and Arcadian Management Corporation each entered into an indemnity agreement under which each has agreed to indemnify the Company, the general partners and certain limited partners in the event that the indemnified party is required to pay certain of the Company's indebtedness after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. In May 1994, certain Cardwell entities and Arcadian Management Corporation amended their original indemnity agreements in connection with the May 1994 financing. No payments have been made under these agreements.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)   Partners' Capital (Deficit)

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

     Under the Company's Partnership Agreement ("the Agreement"), the general partners delegated management authority to a committee of the partners' representatives ("the Board" or "Board of Directors"). Both the Cardwell Group and Mobil Long Haul have the right to appoint two persons each to the Board, and Chartwell may appoint four persons. Additionally, each of these partners (subject to maintaining certain ownership percentages, as detailed in the Agreement) also has the right to veto most actions by the Board.

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

     The Company had accrued and unpaid preferred returns on the mandatorily redeemable preferred partnership interests totaling to $1,635,000 and $3,607,000 at December 31, 1997 and 1998, respectively.

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

     As of December 31, 1998, the historical net book value of assets and liabilities was approximately $36,000,000 greater than the associated net tax basis of those assets and liabilities.

     Occasionally, the Company's Board of Directors may elect to make distributions (subject to loan covenants in effect at that time) to the partners. After the preference given to the Minimum Tax Distribution described above, in general, distributions, including any liquidating distributions, are first made to partners in proportion to their preferred ownership, in an amount equal to any unpaid and accrued return on the manditorily redeemable partnership interests. Next, distributions may be made to common or preferred partners (with preference given to the preferred interests), in proportion to their respective ownership, equal to any unrecovered capital. Finally, remaining distributions may be given to the partners in accordance with their positive capital account balances. Distributions in 1996, 1997 and 1998 were $0, $0 and $1,120,000 respectively.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Employee Benefits

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees ("the Plan"). Company contributions equal 50% of the participants' contributions up to 4% of the participants' annual salary and aggregated approximately $138,000, $189,000 and $318,000 for 1996, 1997 and 1998, respectively. At December 31,
1997 and 1998 there were no other post employment or retirement plans.

     The Plan failed to correctly perform the requirements under Section 401(k)(3)(ii) of the Internal Revenue Code of 1986, as amended (the "Code"),
Section 401(m) of the Code and the underlying Treasury Regulations (hereinafter referred to as the ADP/ACP Test) for the Plan years 1990-1996. In addition, the Plan failed to allocate forfeitures of employee contributions in accordance with the terms of the Plan since its inception. Management of the Company believes it has identified all operational defects of the Plan, and has taken corrective actions to ensure future compliance. The Plan administrator submitted a request for a compliance statement to the IRS on December 19, 1996, under the IRS Voluntary Compliance Resolution Program (VCR). On August 20, 1998, the IRS notified the Plan that due to certain technical legal issues under the Plan, the submission could not be accepted under the VCR Program, and should be redirected to the Walk in Closing Agreement Program (Walk in CAP). Under the Walk in CAP, it is anticipated the Plan will be permitted to take corrective actions with respect to the operational defects and receive a compliance statement from the IRS acknowledging such action. At December 31, 1998, management of the Company believes it has accrued amounts sufficient to cover any corrective contribution required by the IRS.

     During 1998, the Company established the "Petro Stopping Centers Deferred Compensation Plan" (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participants may defer no more than 20% of their compensation per year. The Company will credit matching deferrals for each participant equal to 50% of the first 4% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20% after one year of service and an additional 20% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $160,000 at December 31, 1998. The Company's matched deferral expenses for the year ended December 31, 1998 was $9,900.

(12)  Partnership Interests Option Plan

     The Company has established an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") in accounting for its plan. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations from options issued under the partnership interest option plan.

     The plan grants options to purchase between 0.03 to 0.90 percent of Class B Percentage Interest at a price between $4,000 and $6,000 per each .01 (one hundredth) percent. The exercise price for an option shall be equal to not less than 100% of the fair market value of the Partnership as determined on the date the Option was granted.

     Participants become fully vested upon the occurrence of a Change in Control (as defined in the Option Plan), upon a sale of substantially all of the assets of the Partnership, upon the liquidation of the Partnership, or upon the Partnership's consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the Option Plan). Options may be exercised at any time, to the extent that such options are exercisable. All Options expire on the earlier to occur of (i) the tenth anniversary of the date the Option was granted, (ii) one year after the participant ceases to be an employee of the Partnership due to retirement, death or disability, (iii) immediately, if the participant ceases to be an

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  Partnership Interests Option Plan (continued)

employee of the Partnership for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Partnership, for any reason other than (ii) or (iii) above.

     The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully-diluted equity of the Company. At December 31, 1998, options covering 6.76% of the partnership interests in the Company were outstanding. Vesting occurs over four years at 25% per year. At December 31, 1998, approximately 2.3% of the partnership interests were vested. No options were exercised during 1998.

     The Company has awarded options to purchase 2.75% of the common limited partnership interests of the Company granted pursuant to the terms of Mr. Zine's employment agreement; 25% of the Options become exercisable on each of December 31, 1997, 1998, 1999 and 2000.

(13) Commitments and Contingencies

     The Company is involved in various litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

     The Company has entered into a joint venture agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non-recourse credit facility. Under the Agreement, the Company will receive a management fee of $250,000 per annum and will receive 40% of the location's operating earnings. At December 31, 1998, this Petro branded location was under construction and expected to be completed June 1999.

(14)  Financial Instruments

     As of December 31, 1997 and 1998, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, accounts receivable, trade accounts payable and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of notes payable approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is exposed to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31,

                                            1997                               1998
                                          Carrying                           Carrying
                                           Amount           Fair Value        Amount        Fair Value
                                      -----------------  ----------------  -------------  ---------------
Balance sheet financial instruments                             (in thousands)
  Long-term debt                          $183,190            $191,088        $181,328        $188,416
Other financial instruments
  Interest rate swap agreements                  -                (154)             -             (153)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Financial Instruments (continued)

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 1998, the Company was party to an interest rate swap agreement with an aggregate principal amount of $30,000,000. Under the agreement, the Company pays a fixed rate of 6.15% and receives a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate by .6%, which resulted in additional interest expense of approximately $153,000.

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

(15)  Environmental Matters

    The Company's operations and property are subject to extensive federal and state legislation and regulations relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. Management believes that all of its USTs are currently in compliance in all material respects with applicable environmental laws, regulations and requirements. During 1998 the Company continued the installation of cathodic protection and overfill equipment and devices in its older USTs, as required by federal and state law, and all such work was completed in December 1998, except in the Corning, California location, where completion of the state required upgrades is ongoing pursuant to an agreement between the State of California and the Company. The Corning, California work is contemplated to be completed in April 1999, and the Company expects to expend $940,000 during 1999 in connection with such work. Some site remediation may be required in Corning, California as a result of completion of the 1998 upgrade work. During 1996, 1997, and 1998, the Company's expenditures for environmental matters were $180,000, $154,000, and $385,000, respectively. See Note 2 to Notes to Consolidated Financial Statements for a discussion of its accounting policies relating to environmental matters.

    In connection with its ownership of the properties and operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person. The Company is currently party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regards to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by Order issued by the EPA on August 12, 1998 ("Order"), the Company and 55 other companies were identified by the EPA as "generators,

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Environmental Matters (continued)

transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other 55 companies identified by the EPA are working together toward a resolution and plan of action for completion of the removal activities required by the EPA pursuant to the Order. The Company does not believe that its involvement in the Patterson Site will have a material adverse effect on its consolidated financial condition or results of operations.

     The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to Notes to Consolidated Financial Statements. At December 31, 1998 and 1997, such accrual amounted to approximately $274,000 and $187,000, respectively, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At December 31, 1998 and 1997, the Company has recognized approximately $160,000 and $262,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(16) Segments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company has adopted in the current year. The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS No. 131 did not have a material effect on either the Company's primary consolidated financial statements or segment information disclosures.

     SFAS No. 131 requires the Company to identify and report certain information on its reportable operating segments. The Company identified two reportable operating segments in adopting SFAS No. 131. The two reportable, operating segments identified are the Company's corporate operated truck stops and the Company's franchise truck stop operations.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to corporate operations, the Company is a franchisor to 21 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. During the years ended December 31, 1996, 1997 and 1998, the revenues generated from the Company's franchise operations were $3,397,000, $3,954,000, and $4,497,000, respectively. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss.

     Historically, the Company's revenues at each of its full-sized Stopping Centers were recorded through the following divisions: Diesel Fuel Island, Iron Skillet Restaurant, Petro:Lube and Travel and Convenience Stores. Beginning with the first quarter of 1997 and in connection with new management, the presentation format

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  Segments (continued)

for results of operations has been changed to reflect revenues from fuel, non-fuel and restaurant. The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games and other operations, and its restaurant operations which includes Iron Skillet and certain fast-food operations. The presentation allows management to focus more closely on the major sources of revenues of the business. The other operations included in non-fuel revenues include franchise royalties and rental revenues from video poker operations in Louisiana.

(17)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999, and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

(18)  Subsequent Events

     In March 1999, the Company, certain of its Partners and Volvo Trucks
North America, Inc. ("Volvo") entered into letters of intent wherein Volvo agreed in principle to acquire an interest in the Company. As part of the transactions, it is contemplated that Chartwell's interest in Petro will be repurchased. Closing of the transaction is subject to, among other matters, Volvo's satisfaction with its due diligence, negotiation of definitive agreements, obtaining additional financing, obtaining bank facility amendments, obtaining amendments to the New Notes Indenture (and a to be determined minimum percentage of the New Notes holders waiving the change of control provisions of the indenture), and receipt of regulatory approvals. Closing of the transaction is anticipated in June 1999, however, there can be no assurance that the transaction will occur by such date or at all.

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)  Selected Quarterly Financial Data (unaudited)

                                                                     (in thousands)
                                                                 -----------------------
                                  First                     Second                   Third                    Fourth
                                 Quarter                   Quarter                  Quarter                   Quarter
                        --------------------------  ----------------------  -----------------------  --------------------------
1997
----
  Net revenues                    $162,565                  160,759                168,209                  194,196

  Operating income                   3,680                    6,418                  7,241                    4,712

  Net income (loss)                (14,135)(a)                1,073                  2,119                   (1,622)(b)

                                First                   Second                  Third                    Fourth
                               Quarter                 Quarter                 Quarter                   Quarter
                        ----------------------  ----------------------  ----------------------  --------------------------
1998
----
  Net revenues                    $162,932                  165,157                167,288                 158,039

  Operating income                   5,219                    6,938                  7,831                   5,732

  Net income (loss)                    202                    1,966                  2,774                  (2,514)(c)

(a) Approximately $12,745,000 of this net loss is due to the Company charging, as an extraordinary item, debt restructuring costs in conjunction with the Recapitalization.

(b) Approximately $1,900,000 of this net loss is due to additional depreciation expense recorded as a result of revising the service life of certain computer equipment. Furthermore, a charge of $1,579,000 was recorded in the fourth quarter as a result of the adoption of EITF No. 97-13, which required the write-off of certain costs related to process reengineering activities that were previously allowed to be capitalized. In accordance with EITF No. 97-13, the charge was recorded as a cumulative effect of a change in accounting principle.

(c) A charge of $3,250,000 was recorded in the fourth quarter as a result of the adoption of SOP No. 98-5, which required the costs of start-up activities and organization costs to be expensed as incurred rather than capitalized and amortized. In accordance with SOP No. 98-5, the charge was recorded as a cumulative effect of a change in accounting principle.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors and Partners
Petro Stopping Centers, L.P.



We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 1997, the Company changed its method of accounting for process reengineering costs.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 1998, the Company changed its method of accounting for start-up activities.



                                  ARTHUR ANDERSEN LLP


Dallas, Texas,
  February 12, 1999 (except with respect to the matter discussed in Note 18 to the consolidated financial statements, as to which the date is March 19, 1999)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




The Board of Directors and Partners
Petro Stopping Centers, L.P.



We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of Petro Stopping Centers, L.P. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Petro Stopping Centers, L.P. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


El Paso, Texas
March 28, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On August 27, 1997, the Registrant notified Coopers & Lybrand LLP (El Paso, Texas, office) of its decision to dismiss Coopers & Lybrand LLP and to retain Arthur Andersen LLP (Dallas, Texas, office) for the audit of its financial statements for fiscal year ended December 31, 1997. The change in the independent accountants was recommended by the Audit Committee of the Board of Directors.

     During the fiscal year 1996 and interim periods through August 27, 1997, there were no disagreements with Coopers & Lybrand LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report. In addition, during such period, there have been no "reportable events" with Coopers & Lybrand LLP as described in Items 304 (a)(I)(v) of Regulation S-K.

     During the fiscal year 1996 and through September 3, 1997, the Company did not consult Arthur Andersen LLP on either the application of accounting principles to a complete or proposed specific transaction, or on the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following sets forth certain information with respect to the persons who are members of the Company's Board of Directors, Executive Committee and senior management team as of February 1, 1999.


Name                      Age                             Position
------------------------  ---  ---------------------------------------------------------------
James A. Cardwell, Sr.     66  Chairman, Chief Executive Officer, Member of the Executive
                               Committee and Director
Larry J. Zine              44  President, Chief Financial Officer and Director
Evan C. Brudahl            43  Senior Vice President of Operations and Director
James A. Cardwell, Jr.     38  Senior Vice President of Marketing and Business Development
                               and Director
Travis R. Roberts          63  Vice President of Real Estate Acquisitions
Nancy C. Santana           42  Vice President and General Counsel and Secretary
David Latimer              40  Vice President of Petro:Lube
David A. Haug              38  Vice President of Finance and Assistant Secretary
David A. Appleby           32  Controller
Todd R. Berman             41  Member of the Executive Committee and Director
Michael S. Shein           35  Assistant Secretary, Member of the Audit Committee and Director
Malcolm Lassman            60  Member of the Executive Committee, Audit Committee and Director
Kevin T. Weir              42  Member of the Executive Committee, Audit Committee and Director

     James A. (Jack) Cardwell, Sr. - Jack Cardwell founded the Company in 1975 and has been serving as the Chief Executive Officer since May 1992, and has been the Chairman since its formation in 1992. He is the Chairman and Chief Executive Officer of the Company with responsibility for the Company's overall performance, defining Petro's image in the marketplace and identifying growth opportunities and overseeing employee and customer retention. He served as the Chairman of the National Association of Truck Stop Operators ("NATSO") in 1983 and 1984 and has worked on various committees of NATSO since that time. He currently serves as a trustee for Archstone Communities (a New York Stock Exchange Company) and serves as a director of El Paso Electric Company (a publicly traded Company). Jack Cardwell is the father of Jim Cardwell.

     Larry J. Zine - Mr. Zine was hired in December 1996 as Executive Vice President and Chief Financial Officer of the Company. As of January 1999, Larry Zine was elected President and a member of the Board of Directors of the Company and is responsible for all financial, accounting, management information and insurance and benefit services for the Company. Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995, and subsequent sale in June 1996. Mr. Zine had worked for The Circle K Corporation for 15 years in various capacities including the last eight years as Chief Financial Officer. Mr. Zine has been a director of MMH Holdings, Inc., a holding company whose sole direct subsidiary is Morris Material Handling, Inc., a manufacturer, distributor and service provider of "through-the-air" material handling equipment, since March 30, 1998. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.S.B.A. in Marketing. In March 1999, Mr. Zine announced his resignation from the Company, although he will remain on the Board. The effective date of such resignation is to be determined.

     Evan Brudahl - Evan Brudahl, a Mobil Oil employee, is the Senior Vice President of Operations and a member of the Board of Directors. Mr. Brudahl is responsible for the Company's operations, overseeing engineering operations, fuel purchasing and transportion, franchise operations and the Diesel Fuel Island, Travel and Convenience Stores and Petro:Lube operations. Mr. Brudahl was most recently the Manager of U.S. Diesel Retail Marketing and Travel Center Business at Mobil Oil and has worked for Mobil Oil for 21 years. He has held the positions of District Manager, Manager of U.S. company-operated Gasoline Stations Operations, Company Operations Accounting Manager, and various other positions in U.S. Marketing and Administrative areas. He received a

B.B.A. in Marketing from the University of Wisconsin at Whitewater. Effective April 1, 1999, Mr. Brudahl will become a permanent Petro employee, resigning from Mobil Oil. As of April 1, 1999, Mr. Brudahl will no longer be a member of the Board of Directors but will continue to remain an officer of the Company. Mr. Brudahl has worked for Petro since February 1997 as a Mobil Oil employee.

     James A. (Jim) Cardwell, Jr. - Jim Cardwell is Senior Vice President of Marketing and Business Planning. Mr. Cardwell has been involved with the Company full time for 15 years and has held various positions including profit center management and Vice President of Operations from 1986 to 1992. Prior to his current position, he served as Senior Vice President of Operations and Marketing in 1998, and Vice President of National Sales and Promotions from June 1993 to January 1997. Mr. Cardwell studied Management and Finance at the University of North Texas. Currently he serves on the Board of Directors of NATSO. He is also a member of the Young Presidents Organization. Jim Cardwell is the son of Jack Cardwell.

     Travis Roberts - Travis Roberts is Vice President of Real Estate Acquisitions. Mr. Roberts oversees new site acquisitions and new site selections. Mr. Roberts has been involved with the Company since 1975 and prior to his current position, he served as Vice President of Maintenance and Development, Vice President of Development from 1985 to 1992, and Vice President of Engineering from 1992 to 1998.

     Nancy C. Santana - Nancy Santana joined the Company effective July 1, 1998 in the capacity of Vice President, Secretary and General Counsel, after a 16 year legal career in private practice. Ms. Santana is former Chairman of the Real Estate, Banking and Lending section at Kemp, Smith, Duncan & Hammond, P.C., in El Paso, Texas, where her experiences included representation of various financial institutions in a wide range of lending, regulatory and operational matters, as well as extensive transactional real estate experience including zoning and land use matters, and the development, acquisition, leasing, management and disposition of all types of residential and commercial real properties. Ms. Santana has been named to the Best Lawyers in America in
                                               -----------------------
Banking and Real Estate. Ms. Santana obtained her undergraduate degree from Southern Methodist University, and her law degree from the University of Houston.

     David Latimer - David Latimer has been serving as Vice President of Petro:Lube since April 1995, prior to which he served as Vice President of Operations from 1993 to 1995. Mr. Latimer joined the Company in 1983 and was instrumental in the introduction and development of the Petro:Lube express truck service center business. Mr. Latimer served for four years on the Bridgestone/Firestone Dealer Board. Mr. Latimer also serves as the Company representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

     David A. Haug - In March 1999, David Haug announced his resignation as Vice President of Finance of the Company effective March 19, 1999. Prior to his current such position, he served as the Controller for the Company, a position he held since April 1990. Prior to that, he was an Audit Manager with Lauterbach, Borschow and Company, Certified Public Accountants from 1982 to 1990. He received a B.A. in Accounting from New Mexico State University and is a Certified Public Accountant in the State of Texas.

     David A. Appleby - Effective March 20, 1999, David Appleby will assume the Vice President of Finance position. As Vice President of Finance, Mr. Appleby will be responsible for all accounting, finance, treasury and credit operations. Prior to such date, Mr. Appleby was the Controller for the Company, a position he has held since February 1998. Prior to his position with the Company, Mr. Appleby was a Senior Audit Manager with KPMG Peat Marwick, LLP from 1991 to 1998. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant in the State of Texas.

     Todd R. Berman - Todd Berman has been a director of the Company since January 30, 1997. Mr. Berman is the founder and President of Chartwell Investments and has been with Chartwell Investments or its predecessor since 1992. Mr. Berman has served as Chairman of the Board of MMH Holdings, Inc. ("Holdings") and Morris Material Handling Inc. ("MMH") since March 30, 1998. Holdings is a holding company whose sole direct subsidiary is MMH, a manufacturer, distributor and service provider of "through-the-air" material handling equipment. Mr. Berman received a B.A. from Brown University and a M.B.A. from Columbia University Graduate School of Business.

     Michael S. Shein - Mr. Shein has been assistant secretary and a director of the Company since January 30, 1997. Mr. Shein, a managing director and co-founder of Chartwell Investments, has been with Chartwell Investments or its predecessor since 1992. Mr. Shein has been a director of MMH Holdings, Inc. ("Holdings") and Morris Material Handling Inc. ("MMH") since March 30, 1998. Holdings is a holding company whose sole direct subsidiary is MMH, a manufacturer, distributor and service provider of "through-the-air" material handling equipment. He received a B.S. summa cum laude from The Wharton School at the University of Pennsylvania.

     Malcolm Lassman - Mr. Lassman has been a director of the Company since September 23, 1997. Mr. Lassman is a managing partner of the Washington, D.C. office of the law firm Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he has practiced law since 1971. Mr. Lassman currently serves as a director of MMH Holdings, Inc., a holding company whose sole direct subsidiary is Morris Material Handling, Inc., a manufacturer, distributor and service provider of "through-the-air" material handling equipment, since August 31, 1998, and Project NorthStar, a company committed to assisting underprivileged children. Mr. Lassman received a B.A. in Economics from Washington & Lee University and a L.L.B. cum laude from Washington & Lee University.

     Kevin T. Weir - Mr. Weir has been a director of the Company since January 1999. Mr. Weir currently serves as Manager of the North American Distillate Business for Mobil Oil Corporation ("Mobil") and has since January 1999. Prior to his current position at Mobil, he served as Retail Dealer Operations Manager and Surface Transportation Manager of Mobil's North America Marketing and Refining division. Mr. Weir has been an employee of Mobil for 20 years.

Item 11.  Executive Compensation

Executive Compensation

       The following table presents information concerning compensation paid for services to the Company during 1996, 1997 and 1998, to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 1998, collectively, the "Named Executive Officers."

                           Summary Compensation Table

                                                        Annual                         Long-Term
                                                     Compensation                     Compensation
                                                     ------------                     ------------

                                                                                         Awards
                                                                                   -------------------
 Name and
Principal                                                           Other Annual         Options              All Other
Position                         Year     Salary          Bonus     Compensation    (% Interest)(10)        Compensation
----------                      -----   --------------  -----------  -------------  -------------------  ---------------------
James A. Cardwell-              1998    $398,566         240,000                                                248,242(1)
Chief Executive Officer         1997     362,700               -                                                247,177(1)
                                1996     363,686               -                                                247,037(1)

Larry Zine-                     1998    $328,462         198,000                                                  3,049(11)
Executive Vice President        1997(3)  290,000         174,000                           2.75(6)               64,728(7)
& Chief Financial
Officer

Joseph R. Schillaci-            1997    $ 31,277(5)            -                                                458,314(2)(8)
Former President                1996     274,189               -                                                 10,586(2)
& Chief Operating Officer

Walter A. Fitzgerald, Jr.-      1997    $ 16,730(5)            -                                                197,696(8)(9)
Former Vice President-          1996     145,514               -                                                    960(9)
Operations

Evan Brudahl-                   1998    $160,000          96,000
Senior Vice President-          1997(3)  135,000          81,000                            .90
Operations

James A. Cardwell, Jr.-         1998    $160,135          96,000                                                  4,692(12)
Senior Vice President-          1997     135,000          81,000                            .90                   1,326(4)
Marketing & Business            1996     107,882               -                                                  1,179(4)
Development

David Latimer-                  1998    $131,101          64,704                                                  2,772(13)
Vice President-                 1997     128,516          90,959                            .25                   3,166(4)
Lube Operations                 1996     123,296               -                                                  2,767(4)

__________________
(1) Represents employer contributions to the Company's 401(k) Plan of $4,702, $3,637 and $3,497 in 1998, 1997 and 1996, respectively, and life insurance premiums paid by the Company for the benefit of Mr. Cardwell in the amount of $243,540 annually for 1998, 1997 and 1996.

(2) Represents insurance premiums of $0 and $7,653 paid by the Company for the benefit of Mr. Schillaci in 1997 and 1996, respectively, and $314 and $2,933 of employer contributions to the Company's 401(k) Plan for 1997 and 1996, respectively.

(3) Mr. Zine's employment with the Company commenced December 1996 and Mr. Brudahl's commenced January 30, 1997.

(4)  Represents employer contributions to the Company's 401(k) Plan.

(5) Mr. Schillaci's and Mr. Fitzgerald's employment was terminated in January 1997.

(6) Represents options to purchase 2.75% of the common partnership interests of the Company granted pursuant to the terms of his employment agreement;
     25% of the options become exercisable on each of December 31, 1997, 1998, 1999, and 2000.

(7) Represents payments in connection with relocation expenses incurred by Mr. Zine.

(8) Amount includes $458,000 and $194,000 of payments related to the buyout of Mr. Schillaci's employment contract and Mr. Fitzgerald's severance letter, respectively.

(9) Represents $3,696 and $960 of employer contributions to the Company's 401(k) Plan in 1997 and 1996, respectively.

(10) Options held by the Named Executive Officers in the Company, expressed as a percent of the partnership equity.

(11) Represents employer contributions to the Company's Nonqualified Deferred Compensation Plan.

(12) Represents employer contributions to the Company's 401(k) Plan and Nonqualified Deferred Compensation Plan of $3,459 and $1,233, respectively.

(13) Represents employer contributions to the Company's 401(k) Plan and Nonqualified Deferred Compensation Plan of $1,450 and $1,322, respectively.

Fiscal Year End Option Values

     Partnership interests in the Company are not registered or publicly traded and, therefore, a public market price of the partnership interests is not available. While a formal valuation of the Company's partnership interests has not been undertaken recently, the Company believes that the exercise price of the Options held by the Named Executive Officers at December 31, 1998, was in each case greater than or equal to the fair market value of the underlying partnership interests as of such date.

Partnership Interests Option Plan

     The Company has established an equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") in accounting for its plans. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations from options issued under the partnership interest option plan.

     The plan grants options to purchase between 0.03 to 0.90 percent of Class B Percentage Interest at a price between $4,000 and $6,000 per each .01 (one hundredth) percent. The exercise price for an option shall be equal to not less than 100% of the fair market value of the Partnership as determined on the date the Option was granted.

     Participants become fully vested upon the occurrence of a Change in Control (as defined in the Option Plan), upon a sale of substantially all of the assets of the Partnership, upon the liquidation of the Partnership, or upon the Partnership's consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the Option Plan). Options may be exercised at any time, to the extent that such Options are exercisable. All Options expire on the earlier to occur of (i) the tenth anniversary of the date the Option was granted, (ii) one year after the participant ceases to be an employee of the Partnership due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Partnership for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Partnership, for any reason other than (ii) or
(iii) above.

     The Company anticipates that the aggregate equity issued pursuant to such plans and any future plans will be between 5% and 10% of the fully-diluted equity of the Company. At December 31, 1998, options covering 6.76% of the partnership interests in the Company were outstanding. Vesting occurs over four years at 25% per year. At December 31, 1998, approximately 2.3% of the partnership interests were vested. No options were exercised during 1998.

     The Company has awarded options to purchase 2.75% of the common limited partnership interests of the Company granted pursuant to the terms of Mr. Zine's employment agreement; 25% of the Options become exercisable on each of December 31, 1997, 1998, 1999 and 2000.

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

     On January 30, 1997, Mr. Zine received options to purchase (at an exercise price per share of approximately $400,000 per 1%) 2.75% of the Company's common limited partnership interests, on a fully diluted basis.

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

    The Company has entered into an employment agreement with Evan Brudahl effective April 1, 1999 which will expire on December 31, 2003. Under the employment agreement, Mr. Brudahl's annual base salary totals $189,600 which is subject to annual review and may be increased by the Company's Board of Directors (or compensation committee, if one is elected). Mr. Brudahl is also entitled to receive an annual cash bonus, based on parameters within the agreement.

Secondment Letter Agreement

     The Company entered into an agreement with Mobil Oil providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced on January 30, 1997 and is contemplated to continue until July 1, 2000, subject to certain termination rights, including the right of Mobil Oil or Mr. Brudahl to terminate the agreement at their discretion. Under the agreement, the Company has the right, if Mr. Brudahl is performing at an unacceptable level, to terminate the secondment period on 120 days notice. During the secondment period, the loaned employee, Mr. Brudahl, will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company will be responsible for all compensation, benefit and other expenses relating to the secondment of Mr. Brudahl to the Company. Effective April 1, 1999, Mr. Brudahl will become a permanent Petro employee, and will concurrently resign from Mobil Oil.

Employee Benefits Plans

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees ("the Plan"). Company contributions equal 50% of the participants' contributions up to 4% of the participants' annual salary and aggregated approximately $138,000, $189,000 and $318,000 for 1996, 1997 and 1998, respectively. At December 31,
1997 and 1998 there were no other post employment or retirement plans.

     The Plan failed to correctly perform the requirements under Section 401(k)(3)(ii) of the Internal Revenue Code of 1986, as amended (the "Code"),
Section 401(m) of the Code and the underlying Treasury Regulations (hereinafter referred to as the ADP/ACP Test) for the Plan years 1990-1996. In addition, the Plan failed to allocate forfeitures of employee contributions in accordance with the terms of the Plan since its inception. Management of the Company believes it has identified all operational defects of the Plan, and has taken corrective actions to ensure future compliance. The plan administrator submitted a request for a compliance statement to the IRS on December 19, 1996, under the IRS Voluntary Compliance Resolution Program (VCR). On August 20, 1998, the IRS notified the Plan that due to certain technical legal issues under the Plan, the submission could not be accepted under the VCR Program, and should be redirected to the Walk in Closing Agreement Program (Walk in CAP). Under the Walk in CAP, it is anticipated the Plan will be permitted to take corrective actions with respect to the operational defects and receive a compliance statement from the IRS acknowledging such action. At December 31, 1998, management of the Company believes it has accrued amounts sufficient to cover any corrective contribution required by the IRS.

     During 1998, the Company established the "Petro Deferred Compensation Plan" (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. Participants may defer no more than 20% of their compensation per year. The Company will credit matching deferrals for each participant equal to 50% of the first 4% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20% after one year of service and an additional 20% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $160,000 at December 31, 1998. The Company's matched deferral expenses for the year ended December 31, 1998 was $9,900.

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


                                   Type of      Class of     Capital       Percentage
            Names                 Interest      Interest   Contribution     of Class
           -------               ---------      --------  ---------------  -----------
James A. Cardwell, Sr.         General Partner   Common    $   485,560(1)    1.1843(2)
  6080 Surety Drive            Limited Partner   Common     14,143,493(1)   34.4963(2)
  El Paso, Texas 79905

Chartwell L.P.(3)(4)           General Partner   Common        400,000       0.9756
  c/o Maples & Calder          Limited Partner   Common     20,330,000      49.5854
  Ugland House
  P.O. Box 309
  George Town, Grand Cayman
  Cayman Islands (B.W.I.)

James A. Cardwell, Jr.         Limited Partner   Common      1,640,947(1)    4.0023(5)
  6080 Surety Drive
  El Paso, Texas 79905

Mobil Long Haul Inc.           Limited Partner   Common      3,000,000       7.3171
  3225 Gallows Road
Fairfax, Virginia 22037
                                                                            97.5610%
--------------

All directors and officers
as a group (10 persons)                                                     39.6829%

______________

(1) Represents the implied carryover value of the Cardwell Group in the Company after the consummation of the Recapitalization. The Cardwell Group did not receive or invest any cash in the Recapitalization. For purposes of the Recapitalization, its partnership interests were given an implied value of approximately $23,900,000, of which $7,600,000 was the face value of preferred partnership interests and approximately $16,300,000 was the implied value of common partnership interests. The value of the Cardwell Group's partnership interests has been implied based on the partnership interest purchase price paid and capital contributions to the Company made by Chartwell and Mobil Long Haul in the Recapitalization.

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

(4) In March 1999, the Company, certain of its Partners and Volvo Trucks North America, Inc. ("Volvo") entered into letters of intent wherein Volvo agreed in principle to acquire an interest in the Company. As part of the transaction, it is contemplated that Chartwell's interest in Petro will be repurchased. See Item 1. "Business-General-Recent Developments".

(5) Includes partnership interests owned of record by JAJCO II, Inc. Jim Cardwell is the sole shareholder of JAJCO II, Inc. and may be deemed to have beneficial ownership of the partnership interest owned by JAJCO II, Inc.

Item 13.  Certain Relationships and Related Transactions

Tax Reimbursements

     The Restated Partnership Agreement requires the Company to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state and local income taxes with respect to allocations of taxable income to such partner by the Company. Historically, aggregate tax distributions to the Company's partners were based on the Company's taxable income. For the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, tax distributions made to the Company's partners were $0, $0 and $1,120,000, respectively. Tax distributions in the future will be based on separate allocations of taxable income of the Company's partners rather than the taxable income of the Company. Under certain circumstances, the Company's partners receiving tax distributions with respect to allocations of taxable income under the Restated Partnership Agreement will be obligated to repay the portion of such tax distribution that exceeds the amount of a tax distribution that would have been made had tax distributions been based on the Company's taxable income.

Principal Executive Offices

     The office building in which the Company's principal executive offices are located is owned by Jack Cardwell, the Chief Executive Officer and a Director of the Company. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, the Company made annual rental payments of $336,000.

Effingham, Illinois Stopping Center

     The Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), which is owned by Travis Roberts, who is a current officer of the Company, and five former employees of the Company. Mr. Roberts owns 22% of the stock of Truck Stop. The Company leases the Effingham Center under a lease expiring in May 2006, which provides for adjustable rental payments tied to interest rates (the "Basic Rent"), plus taxes and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the Basic Rent, plus certain adjustments at the time of renewal. The Company also has a right of first refusal to purchase the Stopping Center at a purchase price agreed upon between Truck Stop and a third party. For the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, the Company made rental payments to Truck Stop of $1,080,000, $1,073,000 and $1,073,000, respectively.

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

Petro:Tread

     In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which Jack Cardwell is a 50% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The lease, which expired in October 1995, provided for two consecutive renewal options for terms of five years each. The Company exercised its first renewal option in October 1995 to renew the lease for five years commencing November 1, 1995. The Company made lease payments of $72,000 for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company sells retread tires to El Paso Tire Center, Inc., a corporation in which Jack Cardwell owns 100%. Such sales amounted to $153,000, $47,000 and $60,000 in 1996, 1997 and 1998, respectively.

Product Services Agreement and Fuel Sales Agreement

     The Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Auto Fuel Islands pursuant to a sales agreement with C&R Distributing, Inc. ("C&R"), a corporation in which Jack Cardwell is the sole shareholder. In addition, in May 1992, C&R and the Company entered into a product services agreement terminating in 1999, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area, if requested by the Company. The agreement provides that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. During fiscal years 1996, 1997 and 1998, the Company's purchases from C&R under these two agreements aggregated $10,771,000, $5,079,000 and $3,995,000, respectively. Furthermore, the Company and C&R agreed to notify the other if either party had petroleum products for sale with no obligation on either party to purchase any portion of such products. During fiscal years 1996, 1997 and 1998, the Company made sales to C&R under this agreement aggregating $3,950,000, $3,315,000 and $1,444,000, respectively. The term of the product services agreement with C&R has been extended through December 31, 2004. Notwithstanding the extension, the Company has the option of not purchasing products or services from C&R if the Company can purchase such products or services more economically from third parties.

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

Alcohol Sales and Servicing Agreements

     In order to continue engaging in retail sales of beer, wine or wine coolers at a limited number of its facilities after the formation of the Company in May 1992, the Company entered into agreements with CYMA Development Corporation ("CYMA"), C and PPR, Inc. ("C&PPR"), Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc., which collectively hold permits or licenses to sell alcoholic beverages in the states of Louisiana, Texas and Oregon. Jack Cardwell, Jim Cardwell and Mrs. Jack Cardwell own 60%, 30% and 10%, respectively, of the stock of C&PPR. Jack Cardwell is the sole shareholder of CYMA and Jim

Cardwell is the sole shareholder of Petro Truckstops and Petro Beverage, Inc. The agreements continue in effect until terminated by either party. Under the agreements with CYMA and C&PPR, the Company agreed to operate the alcohol sales business at these locations in exchange for 10% of the gross receipts generated from alcoholic beverage sales, plus reimbursement of all operating expenses. Under a similar agreement with Petro Truckstops, dated April 8, 1994, and Petro Beverage, Inc., dated February 10, 1995, each of which has a one year initial term and continues in effect until terminated by either party, the Company receives 15% of gross receipts generated from alcoholic beverage sales. In each of the agreements, the net payments to the Company are approximately equal to the gross profit received by the above entities.

Motor Media Arrangements

     In connection with the formation of the Company in May 1992, Motor Media, Inc., a company owned 100% by Jim Cardwell ("Motor Media"), entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the agreement, the Company and Motor Media are entitled to 25% and 75%, respectively, of the gross revenues generated. Motor Media received $214,000, $234,000 and $215,000, respectively, before its selling, maintenance and administrative expenses for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The Company and Motor Media have extended the term of the Motor Media Agreement through April 2002.

Amusement and Video Poker Games Agreements

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which Jack Cardwell and Jim Cardwell own 99% and 1%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 or until earlier terminated by either party, the Company paid 60% of the revenues generated by the games to EPAC and retained the remaining 40%. Beginning November 1994, the arrangement was modified to pay 50% of the revenue generated by the games to EPAC and 50% to the Company. The Company amended the Amusement Agreement to cause EPAC to contract directly with the Company to furnish and service video and other games at an additional 12 Stopping Centers. Subsequent thereto, EPAC began furnishing and servicing games at an additional five Stopping Centers under the terms of the Amusement Agreement of which one site agreement guarantees a minimum annual revenue to the Company of $180,000. Effective December 1, 1998, EPAC began furnishing and servicing video and other games to an additional Stopping Center under the terms of the Amusement Agreement, of which the Company pays 40% of the revenues generated by the games to EPAC and retains the remaining 60%. EPAC received $2,021,000, $2,421,000 and $2,634,000 in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998. Since June 1993, the two Company-operated Stopping Centers located in Louisiana have featured video poker games operated by a third party. Under the terms of agreements relating to the operation of, and distribution of revenues derived from the video poker operations, the Company is entitled to a specified portion of the revenues of each machine. Under these arrangements, the operator turns over a share of the revenues to Petro Truckstops, a corporation in which Jim Cardwell is the sole shareholder, which in turn forwards 95% of these revenues to the Company. The Amusement Agreement has been amended to extend its term through May 2002.

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

Motor Fuels Franchise Agreement

     On January 30, 1997, the Company and Mobil Oil Corp. ("Mobil") entered into a 10-year Motor Fuels Franchise Agreement whereby the Company has agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil's trademarks at the Company-operated truckstops. The agreement requires the Company to purchase from Mobil certain minimum monthly and annual quantities of diesel fuel and gasoline available at Mobil's specified delivery terminals subject to product availability and reductions by Mobil under certain described circumstances and subject to existing gasoline supply contractual obligations. As a result of the agreement and in order to comply with the laws governing the branding of diesel fuel, Mobil Diesel Supply Corp. ("MDS"), a wholly-owned subsidiary of Mobil, was formed. MDS purchases diesel fuel from third-party suppliers and then sells it back to the Company at cost, given that Mobil cannot supply 100% of the Company's diesel fuel demand due to limited product availability and restrictions on the amount of diesel fuel that the Company is allowed to purchase from Mobil. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel demand and to comply with branding laws, which require Mobil to first take possession of the fuel before it can be branded as Mobil Diesel. The agreement allows the Company to continue to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. In such cases, MDS purchases the diesel fuel from the supplier and resells the product to the Company. Any change in supply source, however, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil. The Company is also limited to certain monthly maximum purchase quantities from each Mobil specified delivery terminal. Prices charged for Mobil fuel sold to the Company during the term are based on certain referenced prices, plus or minus discounts or premiums. Subject to certain adjustments based upon fuel availability at specified Mobil supply terminals, beginning with the calendar year January 1, 1997, and each succeeding calendar year thereafter, to the extent the Company purchases from Mobil quantities of diesel fuel below the minimum amount required by the agreement, the Company is required to pay Mobil a fee based on the shortfall.

Master Supply Contract for Resale of Oils and Greases

     Mobil Oil and the Company have also entered into a 10-year supply agreement, commencing January 30, 1997, whereby the Company will purchase and feature certain Mobil Delvac branded oils and lubricants at the truckstop locations operated by the Company.

Marketing Services Agreement

     On January 30, 1997, Mobil Oil and the Company entered into a 10-year Marketing Services Agreement whereby Mobil Oil provides advice and assistance to the Company on matters concerning the distribution and marketing of fuels and petroleum products, including certain personnel support. In connection therewith, the Company will pay to Mobil Oil an annual marketing services fee of $300,000, payable in two semi-annual installments, and additionally will pay or directly reimburse Mobil Oil for all costs of certain personnel support, including salary compensation, benefits, travel and other out-of-pocket expenses incurred by certain Mobil Oil employees in connection with the Company's business.

Joint Venture Agreement

     The Company has entered into a joint venture agreement with Tejon Development Corporation ("Tejon") to build and operate a Petro branded location in Southern California. Pursuant to the terms of the Limited Liability Company Operating Agreement of Petro Travel Plaza LLC, dated as of December 5, 1997, among the Company, Tejon and Tejon Ranch Company, as guarantor (the "Agreement"), the Company is required to make an initial capital contribution for working capital and inventory and contemplates that the joint venture will finance construction of the location with a non-recourse credit facility. Under the

Agreement, the Company will receive a management fee of $250,000 per annum and will share in 40% of the location's operating earnings. At December 31, 1998, the Petro branded location was under construction.

Secondment Letter Agreement

     On January 30, 1997, the Company had entered into an agreement with Mobil Oil, providing for the temporary secondment (or loan) of one of Mobil Oil's employees, Evan C. Brudahl, to the Company. The period of secondment commenced upon the closing of the Recapitalization and is contemplated to continue until July 1, 2000, subject to certain termination rights, including the right of Mobil Oil or the employee to terminate the agreement at their discretion. Under the agreement, the Company has the right, if the employee is performing at an unacceptable level, to terminate the secondment period on 120 days' notice. During the secondment period, the loaned employee will continue as an employee of Mobil Oil but will be under the day-to-day supervision of the Company. The Company is responsible for all compensation, benefit and other expenses relating to the secondment of the employee to the Company. Effective April 1, 1999, Mr. Brudahl will become a permanent Petro employee, and will concurrently resign from Mobil Oil.

Chartwell Financial Advisory Agreement

     The Company entered into an agreement with Chartwell Investments, commencing January 30, 1997, providing for the payment of fees and reimbursement of certain expenses to Chartwell Investments for acting as financial advisor with respect to the Recapitalization, including soliciting, structuring and arranging the financing of the Recapitalization. The fees, totaling approximately $3,000,000, equal to 1% of the total capitalization of the Company plus .5% of the Expansion Facility and the reimbursement of certain expenses, were paid at the closing of the Recapitalization. Mr. Berman and Mr. Shein are directors of the Company and are officers and directors of Chartwell Investments.

Chartwell Management Consulting Agreement

     The Company has entered into a management consulting agreement with Chartwell Investments, commencing January 30, 1997, pursuant to which Chartwell Investments will provide the Company with certain management, advisory and consulting services for a fee of $600,000 for each fiscal year of the Company during the term of the agreement, with up to an additional $100,000 payable for each fiscal year, provided that EBITDA is at least $45 million, plus reimbursement of certain expenses. The term of the management consulting agreement is ten years and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments. Mr. Berman and Mr. Shein are directors of the Company
and are officers and directors of Chartwell Investments.   During 1998, the
Company paid Chartwell Investments $714,000 under this agreement.

Certain Business Relationships

     Mr. Lassman, a director of the Company since September 23, 1997, is a managing partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P., which has provided legal services to the Company during 1998 and will continue to provide legal services to the Company during 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report:
     1.  Financial statements
The following consolidated financial statements of the Company are included in
Part II, Item 8 of this report:

                                                                            Page
                                                                            ----
     Consolidated Balance Sheets                                             22
     Consolidated Statements of Operations                                   23
     Consolidated Statements of Changes in Partners' Capital (Deficit)       24
     Consolidated Statements of Cash Flows                                   25
     Notes to Consolidated Financial Statements                           26-43
     Reports of Independent Accountants                                   44-45

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

     2.  Exhibits

     Incorporated herein by reference is a list of Exhibits contained in the
     Exhibit Index on pages 62 through 66 of this Annual Report.

     (b)   Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Petro Stopping Centers, L.P. has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                  PETRO STOPPING CENTERS, L.P.
                                           Registrant


                                 By  /s/  James A. Cardwell, Sr.
                                 -------------------------------
                                      James A. Cardwell, Sr.
                                Chairman of the Board of Directors
                                   and Chief Executive Officer
March 31, 1999
  (DATE)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities on the date indicated:

       Signature                             Title                                Date
       ---------                             -----                                ----

 /s/  James A. Cardwell, Sr.     Chairman of the Board of Directors           March 31, 1999
-------------------------------  and Chief Executive Officer
    (James A. Cardwell, Sr.)     (Principal Executive Officer)

 /s/  Larry J. Zine              President, Chief Financial Officer           March 31, 1999
-------------------------------  and Director
     (Larry J. Zine)             (Principal Financial Officer)


 /s/  David A. Appleby           Vice President of Finance                    March 31, 1999
-------------------------------  (Chief Accounting Officer)
     (David A. Appleby)

 /s/  Evan Brudahl               Member of the Board of Directors and         March 31, 1999
-------------------------------  Sr. Vice President of Operations
     (Evan Brudahl)

 /s/  James A. Cardwell, Jr.     Member of the Board of Directors and         March 31, 1999
-------------------------------  Sr. Vice President of Marketing and
     (James A. Cardwell, Jr.)    Business Development


 /s/  Todd R. Berman             Member of the Board of Directors             March 31, 1999
-------------------------------
     (Todd R. Berman)

 /s/  Michael S. Shein           Member of the Board of Directors,            March 31, 1999
-------------------------------  Assistant Secretary
     (Michael S. Shein)

 /s/  Malcolm Lassman            Member of the Board of Directors             March 31, 1999
-------------------------------
     (Malcolm Lassman)

/s/  Kevin Weir                  Member of the Board of Directors             March 31, 1999
-------------------------------
     (Kevin Weir)

                          PETRO STOPPING CENTERS, L.P.
                                 Exhibit Index

   3.1(aa) Amended and Restated Certificate of Limited Partnership of the Company dated as of January 30, 1997.

   3.2(aa) Third Amended and Restated Limited Partnership Agreement of the Company, dated as of January 30, 1997, by and among the Petro, Inc., James A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc., Petro Holdings GP Corp, Petro Holdings LP Corp., Mobil Long Haul Inc., and Kirschner Investments.

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

   4.2(cc)  Form of 12 1/2% Senior Note due 2002.

   4.3(cc) Guarantee Agreement, dated as of May 24, 1994, between the Company and First Trust National Association.

   4.4(cc) Warrant Agreement, dated as of May 24, 1994, among the Company, Petro Financial Corporation and First Trust National Association.

   4.5(cc)  Specimen of Exchangeable Debt Warrant

   4.6(aa) Indenture dated as of January 30, 1997, among the Company, Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to the Company's $135,000,000 principal amount 10 1/2% Senior Notes due 2007.

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

     10.1   Form of the Company's Franchise Agreement.

     10.2 Schedule of Existing Franchise Agreements (including franchises in which James A. Cardwell has an interest: Florence, SC; Elkton, MD; Ruther Glen, VA; and Carnesville, GA).

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

  10.4(bb) Agreement relating to trademark license for Bordentown, New Jersey, dated April 30, 1992, between the Company and Petro, Inc.

  10.5(bb) Petro:Tread Lease Agreement, dated April 30, 1992, between James Arthur Lyle and the Company.

  10.6(bb) Lease Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

  10.7(bb) Servicing Agreement relating to Louisiana liquor sales, dated April 30, 1992, between the Company and Petro, Inc.

  10.8(bb) Lease Agreement relating to Arlington, Texas, liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

  10.9(bb) Servicing Agreement relating to Arlington, Texas, liquor sales, dated April 30, 1992, between the Company and CYMA Development Corporation.

 10.10(bb)  Lease Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

 10.11(bb)  Servicing Agreement relating to Texas convenience store liquor sales, dated April 30, 1992, between the Company and C and PPR, Inc.

 10.12(bb)  Sublease and Services Agreement relating to Shreveport,
            Louisiana, liquor sales, dated April 8, 1994, between the Company and Petro Truckstops, Inc.

 10.13(bb)  Sublease and Services Agreement relating to Shorter, Alabama, liquor sales, dated April 13, 1994, between the Company and Petro, Inc.

 10.14(bb)  Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro, Inc.

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

 10.19(bb)  Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Shorter, Alabama, convenience store (facility no. 13929), between the Company and C&R Distributing, Inc.

10.20(bb)   Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Bucksville, Alabama, convenience store (facility no.13817), between the Company and C&R Distributing, Inc.

10.21(bb)   Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Kingston Springs, Tennessee, convenience store (facility no. 13928), between the Company and C&R Distributing, Inc.

10.22(bb)   Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the Vinton, Texas, convenience store (facility no. 7-5661), between the Company and C&R Distributing, Inc.

10.23(bb)   Agreement relating to the purchase of Chevron brand and other petroleum products of Chevron U.S.A. Products Company for the El
            Paso, Texas, convenience store (facility no. 20-1602), between the Company and C&R Distributing, Inc.

 10.24(aa)  Distributor Sales Agreement (Branded) Renewal Offer dated
            November 1, 1996, between Exxon Company, U.S.A. and the Company.

 10.25(aa)  Amended Split Dollar Life Insurance Agreement, dated as of May
            1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

 10.26(dd)  Lease and Services Agreement, dated January 26, 1995, between the Company and Petro Truckstops, Inc.

 10.27(dd)  Lease and Services Agreement, dated February 10, 1995, between the Company and Petro Beverage, Inc.

 10.28(aa)  Omnibus Agreement by and among James A. Cardwell, Sr., James A.
            Cardwell, Jr. JAJCO II, Petro Inc., Mobil Long Haul Inc., Petro Holdings GP Corp., Petro Holdings LP Corp., the Company and Kirschner Investments Company dated as of October 18, 1996 (the "Omnibus Agreement").

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

 10.51(ee)  Form of Key Employee Incentive Compensation Plan.

 10.52(aa)  1996 Management Incentive Plan.

 10.53(hh)  Purchase and Sale Agreement dated October 27, 1997, between Dr.
            Jung Y. Park and Wife, Kyung Hee Park and Petro Stopping Centers,
            L.P.

 10.54(hh)  Amendment No. 1 dated November 3, 1997 to Purchase and Sale
            Agreement between Dr. Jung Y. Park and Wife, Kyung Hee Park and Petro Stopping Centers, L.P.

 10.55(ii)  Limited Liability Company Operating Agreement of Petro Travel
            Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Development Corporation, and Tejon Ranch Company, as Guarantor.

 10.56* Petro Stopping Centers Deferred Compensation Plan Agreement, dated November 26, 1997.

 16.1(ff) Letter, dated September 3, 1997, from Coopers & Lybrand LLP, Regarding Change in Certifying Accountants.

 16.2(ff) Letter, dated September 3, 1997, from Arthur Andersen LLP, Regarding Change in Certifying Accountants.

 16.3(gg) Letter, dated September 11, 1997, from Coopers & Lybrand LLP, Regarding Change in Certifying Accountants.

 21(aa)     Subsidiaries of the Company

 27*        Financial Data Schedule

-------------------------
*    Filed herewith.
(aa) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(bb) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-76154).
(cc) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1994.
(dd) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(ee) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year end December 29, 1995.
(ff) Incorporated by reference to the Company's Current Report on Form 8-K, filed on September 3, 1997.
(gg) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed on September 11, 1997.
(hh) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.
(ii) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.