Form 10-Q
period 1999-03-31
PETRO STOPPING CENTERS L P
filed 1999-05-14
CIK 919942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             December 31,          March 31,
                                                                                 1998                1999
                                                                           ---------------      ---------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 13,183               $ 11,762
  Trade accounts receivable, net                                                 10,631                 11,900
  Inventories, net                                                               16,459                 18,176
  Other current assets                                                            2,892                  2,324
  Due from affiliates                                                             1,163                  1,204
                                                                               --------               --------
     Total current assets                                                        44,328                 45,366

Property and equipment, net                                                     162,274                161,992
Deferred debt issuance costs, net                                                11,229                 10,841
Other assets                                                                      9,168                 10,195
                                                                               --------               --------

     Total assets                                                              $226,999               $228,394
                                                                               ========               ========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Current portion of long-term debt                                            $  4,967               $  5,225
  Trade accounts payable                                                          4,214                  7,564
  Accrued expenses and other liabilities                                         21,439                 15,409
  Due to affiliates                                                              16,768                 21,307
                                                                               --------               --------
     Total current liabilities                                                   47,388                 49,505


Long-term debt, excluding current portion                                       176,361                174,864
                                                                               --------               --------
     Total liabilities                                                          223,749                224,369
                                                                               --------               --------

Commitments and contingencies

Mandatorily redeemable preferred partnership interests                           23,172                 23,686

Partners' capital (deficit):
  General partners                                                                 (915)                  (910)
  Limited partners                                                              (19,007)               (18,751)
                                                                               --------               --------
        Total partners' capital (deficit)                                       (19,922)               (19,661)
                                                                               --------               --------

        Total liabilities and partners' capital (deficit)                      $226,999               $228,394
                                                                               ========               ========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1998                1999
                                                                  ------------------  ------------------
Net revenues (including motor fuel taxes):
  Fuel                                                              $        119,032    $        106,881
  Non-fuel                                                                    30,933              33,556
  Restaurant                                                                  12,967              13,136
                                                                    ----------------    ----------------
     Total net revenues                                                      162,932             153,573
                                                                    ----------------    ----------------

Costs and expenses:
  Cost of sales (including motor fuel taxes)                                 126,771             116,341
  Operating expenses                                                          22,610              23,405
  General and administrative                                                   4,626               4,823
  Depreciation and amortization                                                3,706               3,267
                                                                    ----------------    ----------------

     Total costs and expenses                                                157,713             147,836
                                                                    ----------------    ----------------

     Operating income                                                          5,219               5,737

Interest expense, net                                                          5,017               4,962
                                                                    ----------------    ----------------

     Net income                                                     $            202    $            775
                                                                    ================    ================



     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 1999
                                (in thousands)


                                                                                                             Total
                                                                                                           Partners'
                                                                General               Limited               Capital
                                                                Partners              Partners             (Deficit)
                                                         ----------------------  -------------------  --------------------
Balances, December 31, 1998                                $       (915)            $    (19,007)        $     (19,922)

Accrual of preferred return on mandatorily                          (11)                    (503)
  redeemable preferred partnership interests                                                                      (514)

Net income                                                           16                      759                   775
                                                         ---------------------   ------------------   -------------------

Balances, March 31, 1999                                   $       (910)            $    (18,751)        $     (19,661)
                                                         =====================   ==================   ===================

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                       1998                      1999
                                                                                   -----------                -----------
Cash flows provided by operating activities:
 Net income                                                                         $    202                   $    775
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                        3,706                      3,267
  Deferred debt issuance cost amortization                                               396                        418
  Bad debt expense                                                                        55                         61
 Increase (decrease) from changes in:
  Trade accounts receivable                                                           (1,368)                    (1,330)
  Inventories                                                                            272                     (1,717)
  Other current assets                                                                   264                        568
  Due from affiliates                                                                    170                        (41)
  Due to affiliates                                                                       70                      4,539
  Trade accounts payable                                                              (1,667)                     3,350
  Accrued expenses and other liabilities                                              (8,336)                    (6,030)
                                                                                    --------                   --------
   Net cash provided by (used in) operating activities                                (6,236)                     3,860
                                                                                    --------                   --------

Cash flows used in investing activities:
 Purchases of property and equipment, net                                             (3,303)                    (2,958)
 Increase in other assets, net                                                          (812)                    (1,084)
                                                                                    --------                   --------
   Net cash used in investing activities                                              (4,115)                    (4,042)
                                                                                    --------                   --------

Cash flows provided by (used in) financing activities:
 Repayments of long-term debt and capital lease                                         (750)                    (1,239)
                                                                                    --------                   --------
   Net cash used in financing activities                                                (750)                    (1,239)
                                                                                    --------                   --------
Net decrease in cash and cash equivalents                                            (11,101)                    (1,421)
Cash and cash equivalents, beginning of period                                        24,796                     13,183
                                                                                    --------                   --------
Cash and cash equivalents, end of period                                            $ 13,695                   $ 11,762
                                                                                    ========                   ========
---------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
 Interest paid during the period                                                    $  7,962                   $  7,932
 Non-cash financing activities:
  Preferred return on mandatorily redeemable
   preferred partnership interests                                                       503                        514

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1)   Basis of Presentation

          The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

          These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999 and cash flows for the three months ended March 31, 1998 and 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

2)   Segments

          The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. The Company has two reportable operating segments, its corporate truck stops and its franchise operations. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

          In addition to corporate truck stop operations, the Company is a franchisor to 22 Petro Stopping Center locations as of April 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. During the three months ended March 31, 1998 and 1999, the revenues generated from the Company's franchise operations were $961,000, and $1,046,000, respectively. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1998 Form 10-K.

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

        The forward-looking statements are included in, without limitation, "-- Operations", "--Liquidity and Capital Resources", "--Year 2000" and "-- Environmental". The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

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

        As part of the Recapitalization, the Company issued $135,000,000 of 10 1/2% Senior Notes ("New Notes") due 2007, and repurchased approximately 94% of its 12 1/2% Senior Notes due 2002 and approximately 100% of the outstanding Debt Warrants. In connection with the issuance of the New Notes, the Company capitalized approximately $14,500,000 of debt issuance costs and wrote off, as an extraordinary item, $12,745,000 of debt restructuring costs associated with the retired debt.

        The Company also amended its senior collateralized credit facility (the "Old Credit Agreement" and, as amended, the "New Credit Agreement") at the time of Recapitalization. The New Credit Agreement consists of a $25,000,000 revolving credit facility, a $14,000,000 Term Loan A, a $30,000,000 Term Loan B and a $40,000,000 Expansion Facility.

Business Developments

        In March 1999, the Company, certain of its Partners and Volvo Trucks North America, Inc. ("Volvo") entered into letters of intent wherein Volvo agreed in principle to acquire an interest in the Company. As part of the transactions, it is contemplated that Chartwell, the Company's majority partner, interest in Petro will be repurchased. Closing of the transactions are subject to, among other matters, negotiation of definitive agreements, obtaining additional financing, obtaining a new bank facility, obtaining amendments to the New Notes Indenture (and a to be determined minimum percentage of the New Notes holders waiving the change of control provisions of the indenture), and receipt of regulatory approvals. Closing of the transactions are anticipated in June 1999, however, there can be no assurance that the transaction will occur by such date or at all.

Operations

     The following table sets forth the development of the Company's Stopping Center network since 1995.


                                                               As of March 31,
                                                             ----------------
                                                  1995     1996     1997     1998     1999
                                                 -------  -------  -------  -------  -------
     Company-operated Stopping Centers.........       25       26       26       28       28
     Franchised................................       14       15       16       20       21
     Independently operated....................        1        -        -        -        -
                                                    ----     ----     ----     ----     ----
       Total Stopping Centers..................       40       41       42       48       49
                                                    ====     ====     ====     ====     ====

     The following table sets forth information on Stopping Centers opened since March 31, 1995, all but two of which are full-sized facilities.


                              Location                      Date Opened
                              --------                      -----------

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

     In addition to the two full-sized facilities opened in 1997, the Company opened Petro:Lubes at its Beaumont and Medford locations in January 1995 and April 1996, respectively. In August and November of 1998, the Company purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, for the future construction of two new Stopping Centers. At March 31, 1999, the Company had sites in various stages of development with no new Stopping Centers under construction, with the exception of the facility being built in Southern California pursuant to the Company's operating agreement with Tejon Development Corporation ("Tejon").

     In April 1999, the Company opened a franchise location at Lowell, Indiana and the Company believes it will add additional franchise locations during 1999.

     All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. One franchise agreement has been amended so that its initial term is approximately 15 years (expiring on December 2001), and such agreement provides for only one five-year renewal thereof. The Company is currently in the process of negotiating renewal franchise agreements for all of its franchises.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorist. The Company has two reportable operating segments, its corporate truck stops and its franchise operations. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to corporate truck stop operations, the Company is a franchisor to 22 Petro Stopping Center locations as of April 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. During the three months ended March 31, 1998 and 1999, the revenues generated from the Company's franchise operations were $961,000, and $1,178,000, respectively. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations.
The Company does not allocate any expenses or assets in measuring this segment's profit and loss.

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

     The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $51,773,000 and $51,792,000 for the three-month periods ended March 31, 1998 and 1999, respectively.

     Taxes. No provision for income taxes is reflected in the accompanying financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Overview. The Company's net revenues of $153,573,000 fell below the net revenues in the prior year quarter by 5.7% or $9,359,000. The decrease of 10.2% in fuel revenues versus the prior year is a result of a 10.5% decline in the average retail-selling price per gallon. The decrease in fuel revenues was partially offset by an 8.5% and 1.3% increase in non-fuel and restaurant sales, respectively, over the prior year. Operating expenses increased 3.5% from the prior year due mainly to employee related costs. General and administrative expenses increased 4.3% to approximately $4,823,000 compared to $4,626,000 in the prior year. This increase was due principally to employee related costs from the Company's expanding operations during the current year. Even though net revenues fell below prior year, the Company's operating income increased 9.9% from the prior year, as a result of the diversified income stream.

     Fuel. Revenues decreased 10.2% overall to $106,881,000 compared to $119,032,000 in 1998. Fuel revenues decreased primarily due to reductions in pump prices stemming from lower fuel costs compared to 1998. Gross margin on fuel was $9,258,000 for the three months ended March 31, 1999, compared to $9,926,000 for the prior year period. On a per gallon basis, margins declined approximately 6.9% compared to the prior year.

     Non-Fuel. Revenues increased 8.5% overall to $33,556,000 from $30,933,000 in the prior year quarter. The increase in non-fuel revenues is primarily due to increased oil, tire and repair part sales and sales at the Company's retail stores. Gross margins increased 9.9% to $18,534,000 in 1999 from $16,870,000 in 1998. Management believes the improved margins reflect continued focus on improving the profitability in those areas.

     Restaurant. Revenues increased 1.3% overall to $13,136,000, compared to $12,967,000 in 1998. Management believes revenues were enhanced by changes in the core menu including featured meal specials. Gross margins in the restaurants increased $74,000 over the prior year quarter.

     Costs and Expenses. Total costs and expenses were 6.3% below the prior year quarter primarily due to the reduction in cost of sales. Cost of sales decreased 8.2% or $10,430,000 compared to prior year mainly due to the reduced fuel costs experienced during the current year. Operating expenses increased $795,000, or 3.5%, to $23,405,000. The increase is mainly due to employee related expenses. General and administrative expenses increased 4.3% or $197,000 principally due to employee related expenses from the Company's expanding operations.

     Interest Expense, net. Interest expense decreased $55,000 to $4,962,000 during the first quarter of 1999 due primarily to lower debt levels as a result of principal payments and a .25% per annum decrease in interest rates on Term Loans A and B beginning March 31, 1998.

Liquidity and Capital Resources

     Capital expenditures through the first three months totaled $3,303,000 for 1998 and $2,958,000 for 1999. Included in capital expenditures for both 1998 and 1999 were funds spent on new and existing facilities, in addition to information systems projects.

     The Company had negative working capital of $3,060,000 at December 31, 1998 and $4,139,000 at March 31, 1999. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     During the quarter ended March 31, 1999, the Company made principal payments on its Term Loans A and B of $1,000,000 and $125,000, respectively.

     In accordance with the New Credit Agreement, the interest rate the Company is required to pay on its Term Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's improved leverage ratio.

     At March 31, 1999, the Company had standby letters of credit issued for approximately $2,413,000, resulting in availability of approximately $22,587,000 on the Revolving Credit Facility. As of March 31, 1999, there were no borrowings on the Revolving Credit Facility or the Expansion Facility.

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $514,000 for the three months ended March 31, 1999. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The New Notes and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     The Company, within certain limits, pays its own workers' compensation and general liability claims. During the first quarter of 1999, the Company paid claims aggregating $508,000 and $864,000 relating to workers' compensation and general liability, respectively. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

     The Company's Board of Directors has approved the construction of five new Stopping Centers to occur between the second quarter of 1999 and the end of the year 2000. The Company currently expects to invest approximately $70,000,000 and $90,000,000 during the years ended 1999 and 2000, respectively, on capital expenditures. These amounts include regular maintenance and new site expenditures.

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

     The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Year 2000 readiness with regard to critical IT systems and is currently replacing, upgrading and testing its computer systems and applications. The Company continues to evaluate surveys with software vendors, hardware vendors, banks, utilities, fuel suppliers, merchandise suppliers, customers, partners, franchisees, service contract suppliers, and insurance companies with which it does significant business to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received responses from 60% of suppliers, partners, franchisees and vendors surveyed of which approximately 98% have indicated that they will be compliant by the end of 1999. The Company has received responses from 57% of its major customers of which approximately 98% have indicated that they will be compliant by the end of 1999. The Company has assumed non-responsive third parties will be non-compliant for the purpose of risk assessment. The Company has received communications from its key financial and insurance service providers indicating they are actively working to resolve their Year 2000 service issues. The Company does not believe there has been or will be a significant disruption of the Company's business due to its Year 2000 remediation efforts. The Company is 70% complete regarding readiness testing to bring all of its critical IT systems into Year 2000 readiness by October 1999.

     Telecommunication and office automation systems that facilitate operations of the Company's locations and corporate headquarters, comprise the Company's primary non-IT systems. The Company has assessed 100% of the Year 2000 readiness of its non-IT systems and has begun compliance testing to bring them into readiness by October 1999.

     The Company is using a mixture of internal and external resources to address Year 2000 issues. The total costs of achieving Year 2000 readiness is estimated to be approximately $9,000,000, which includes the costs of software upgrades and replacements the Company is currently making. The Company has incurred $5,055,000 in costs attributable to projects that address the Year 2000 issue through the first quarter of 1999 and expects to incur $3,945,000 in such costs in the remainder of fiscal year 1999.

     Although the Company has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000 specific operational requirements. To facilitate the completion of these plans, the Company has formed a committee to handle business interruption scenarios with respect to the Year 2000 issue. The Company intends to complete its determination of business interruption scenarios after it has received and analyzed responses to substantially all of its inquiries made of third parties. The Company is in the process of establishing contingency plans for situations relating to the Year 2000 issues that may arise in its dealings with key third parties and the Company's IT and non-IT systems. The anticipated completion of such contingency plans is by October 1999. There can be no assurance that either the Company or its trading partners will not experience Year 2000 readiness difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition. The costs and expenses associated with such failure are not presently estimatable.

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

     The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements of the Company's 1998 Form 10-K. At March 31, 1999, such accrual amounted to approximately $250,000 and, in management's opinion, is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company.
At March 31, 1999, the Company has recognized approximately $162,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit 10.57 - Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Sr. and the Company.

        Exhibit 10.58 - Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and the Company.

        Exhibit 10.59 - Employment Agreement, dated February 10, 1999, by and between Larry Zine and the Company.

        Exhibit 10.60 - Employment Agreement, dated March 1, 1999, by and between Evan Brudahl and the Company.

        Exhibit 27 - Financial Data Schedule

  (b)   Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PETRO STOPPING CENTERS, L.P.
                                                   (Registrant)


Date:  May 14, 1999                            /s/ David A. Appleby
                                             -------------------------
                                             David A. Appleby
                                             Vice President of Finance
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

Exhibit 10.57* Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Sr. and the Company.

Exhibit 10.58* Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and the Company.

Exhibit 10.59* Employment Agreement, dated February 10, 1999, by and between Larry Zine and the Company.

Exhibit 10.60* Employment Agreement, dated March 1, 1999, by and between Evan Brudahl and the Company.

27*                                        Financial Data Schedule


*  Filed herewith.