Form 10-Q
period 1999-06-30
PETRO STOPPING CENTERS L P
filed 1999-08-16
CIK 919942

      ==================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        PETRO STOPPING CENTERS, L.P.
                                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                                          December 31,            June 30,
                                                                              1998                  1999
                                                                         --------------        ---------------
                                   Assets
Current assets:
  Cash and cash equivalents                                                    $ 13,183               $ 19,401
  Trade accounts receivable, net                                                 10,631                 14,798
  Inventories, net                                                               16,459                 17,929
  Other current assets                                                            2,892                  2,407
  Due from affiliates                                                             1,163                  1,766
                                                                               --------               --------
     Total current assets                                                        44,328                 56,301

Property and equipment, net                                                     162,274                164,765
Deferred debt issuance costs, net                                                11,229                 10,392
Other assets                                                                      9,168                 11,082
                                                                               --------               --------

     Total assets                                                              $226,999               $242,540
                                                                               ========               ========

                Liabilities and Partners' Capital (Deficit)
Current liabilities:
  Current portion of long-term debt                                            $  4,967               $  6,884
  Trade accounts payable                                                          4,214                  8,294
  Accrued expenses and other liabilities                                         21,439                 25,651
  Due to affiliates                                                              16,768                 23,259
                                                                               --------               --------
     Total current liabilities                                                   47,388                 64,088


Long-term debt, excluding current portion                                       176,361                173,365
                                                                               --------               --------
     Total liabilities                                                          223,749                237,453
                                                                               --------               --------

Commitments and contingencies

Mandatorily redeemable preferred partnership interests                           23,172                 24,207

Partners' capital (deficit):
  General partners                                                                 (915)                  (889)
  Limited partners                                                              (19,007)               (18,231)
                                                                                -------                -------
        Total partners' capital (deficit)                                       (19,922)               (19,120)
                                                                                -------                -------

        Total liabilities and partners' capital (deficit)                      $226,999               $242,540
                                                                               ========               ========



                      See accompanying notes to unaudited consolidated financial statements



                                       PETRO STOPPING CENTERS, L.P.
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands)


                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                      1998          1999           1998           1999
                                                   -----------   -----------   ------------   -------------
Net revenues (including motor fuel
 taxes):
  Fuel                                             $   117,162   $   118,017   $    236,194   $     224,898
  Non-fuel                                              34,758        36,573         65,691          70,129
  Restaurant                                            13,237        13,850         26,204          26,986
                                                   -----------   -----------   ------------   -------------
     Total net revenues                                165,157       168,440        328,089         322,013
                                                   -----------   -----------   ------------   -------------

Costs and expenses:
  Cost of sales (including motor fuel
   taxes)                                              126,657       128,774        253,428         245,115
  Operating expenses                                    22,901        24,382         45,511          47,787
  General and administrative                             4,787         4,953          9,385           9,760
  Depreciation and amortization                          3,874         3,403          7,580           6,670
                                                   -----------   -----------   ------------   -------------
     Total costs and expenses                          158,219       161,512        315,904         309,332
                                                   -----------   -----------   ------------   -------------

     Operating income                                    6,938         6,928         12,185          12,681

Other income (expense):
  Gain (loss) on disposition of assets, net                  -           865            (28)            849
  Recapitalization costs                                     -          (623)             -            (623)
  Equity in earnings (loss) of affiliate                     -          (230)             -            (230)
  Interest expense, net                                 (4,972)       (5,065)        (9,989)        (10,027)
                                                   -----------   -----------   ------------   -------------

     Net income                                    $     1,966   $     1,875   $      2,168   $       2,650
                                                   ===========   ===========   ============   =============


                   See accompanying notes to unaudited consolidated financial statements




                                              PETRO STOPPING CENTERS, L.P.
                        UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                         For the Six Months Ended June 30, 1999
                                                     (in thousands)


                                                                                                             Total
                                                                                                           Partners'
                                                                General                Limited              Capital
                                                                Partners              Partners             (Deficit)
                                                         ----------------------  -------------------  --------------------
Balances, December 31, 1998                                     $         (915)       $     (19,007)       $      (19,922)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                               (21)              (1,012)               (1,033)

Partners' minimum tax distributions                                         (8)                (807)                 (815)

Net income                                                                  55                2,595                 2,650
                                                         ---------------------   ------------------   -------------------

Balances, June 30, 1999                                         $         (889)       $     (18,231)       $      (19,120)
                                                         =====================   ==================   ===================


                          See accompanying notes to unaudited consolidated financial statements




                                             PETRO STOPPING CENTERS, L.P.
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             1998                        1999
                                                                  ---------------------------  -------------------------
Cash flows provided by operating activities:
 Net income                                                                          $ 2,168                   $  2,650
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                        7,580                      6,670
  Deferred debt issuance cost amortization                                               813                        837
  Bad debt expense                                                                       114                        122
  Equity in loss of affiliate                                                              -                        230
  Loss (gain) on disposition of assets                                                    28                       (849)
 Increase (decrease) from changes in:
  Trade accounts receivable                                                             (805)                    (4,289)
  Inventories                                                                         (1,130)                    (1,470)
  Other current assets                                                                   222                        485
  Due from affiliates                                                                    196                       (603)
  Due to affiliates                                                                    3,156                      7,611
  Trade accounts payable                                                              (3,739)                     4,080
  Accrued expenses and other liabilities                                              (3,169)                     4,212
                                                                                     -------                   --------
   Net cash provided by operating activities                                           5,434                     19,686
                                                                                     -------                   --------

Cash flows provided by (used in) investing activities:
 Proceeds from disposition of assets                                                       -                      1,394
 Purchases of property and equipment                                                  (8,035)                    (9,647)
 Increase in other assets, net                                                          (623)                    (2,201)
                                                                                     -------                   --------
   Net cash used in investing activities                                              (8,658)                   (10,454)
                                                                                     -------                   --------

Cash flows provided by (used in) financing activities:
 Repayments of long-term debt and capital lease                                       (1,594)                    (2,479)
 Proceeds from expansion loan                                                              -                      1,400
 Tax distribution to partners                                                              -                     (1,935)
                                                                                     -------                   --------
   Net cash used in financing activities                                              (1,594)                    (3,014)
                                                                                     -------                   --------
Net (decrease) increase in cash and cash equivalents                                  (4,818)                     6,218
Cash and cash equivalents, beginning of period                                        24,796                     13,183
                                                                                     -------                   --------
Cash and cash equivalents, end of period                                             $19,978                   $ 19,401
                                                                                     =======                   ========

---------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
 Interest paid during the period, net of capitalized interest of $0 and $21
   in 1998 and 1999                                                           $       9,357             $        9,255
 Non-cash financing activities:
  Preferred return on mandatorily redeemable
   preferred partnership interests                                                      980                      1,033


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

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and June 30, 1999, the results of operations for the three and six months ended June 30, 1998 and 1999 and cash flows for the six months ended June 30, 1998 and 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

2) Significant Accounting Policies

     Reclassification - Certain prior period amounts have been reclassified to conform to current year presentation.

3) Segments

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorists. The Company has two reportable operating segments, its corporate truck stops and its franchise operations. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     The Company is a franchisor to 22 Petro Stopping Center locations as of June 30, 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. During the three months ended June 30, 1998 and 1999, the revenues generated from the Company's franchise operations were $1,202,000 and $1,310,000, respectively, and $2,163,000 and $2,356,000 for the six months ended June 30, 1998 and 1999, respectively. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss.

4) Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standards No. 137, "An Amendment of SFAS No. 133," for one year with a mandatory effective date for fiscal years beginning after June 15, 2000. Additionally, SFAS 133 has been modified regarding recognition in the balance sheet of an embedded derivative that is required to be separated from the host contract. At the date of initial application of SFAS 133, an entity may choose either to recognize such embedded derivatives, or to select either January 1, 1998, or January 1, 1999, as a transition date for embedded derivatives. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 2000 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

5) Subsequent Events

     On July 23, 1999, the Company, certain of its partners and Volvo Trucks North America, Inc. ("Volvo") consummated a transaction (the "Recapitalization") pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed, and all of the present owners in the Company, other than Petro Holdings GP Corp., Petro Holdings LP Corp., each of which are affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee, became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of New Senior Discount Notes (as defined below) and the Company and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the Warrants (see below). In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30,000,000 to acquire common partnership interests in Holdings while Mobil Long Haul, Inc. ("Mobil"), an affiliate of Mobil Corporation, invested an additional $5,000,000 in convertible preferred interests of Holdings. Holdings purchased the common interest in the Company owned by affiliates of Chartwell for aggregate consideration of approximately $69,800,000, which consisted of a $55,000,000 cash payment and the issuance to Chartwell of approximately $14,800,000 in accreted value of 15.0% New Senior Discount Notes (as defined below) due 2008, without Warrants. Holdings also purchased the common interests in the Company owned by Kirschner for cash consideration of $2,800,000. The Cardwell Group and Mobil maintained their capital investments in Holdings.

     As part of the Recapitalization, Holdings issued 82,707 Units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% Senior Discount Notes Due 2008 and 82,707 exchangeable Warrant Holdings' Warrants ("New Senior Discount Notes"). Upon an exchange event, the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset is currently approximately 10.0% of the common limited partnership interests in Holdings. Neither Warrant Holdings nor Financial Holdings will conduct any business other than issuance of the Warrants and acting as the co-issuer of the New Senior Discount Notes, respectively.

     After giving effect to the Recapitalization, Holdings is the owner of approximately 99.0% of the common interests of the Company. The common limited partnership interests of Holdings are owned by the Cardwell Group (approximately 51.6%), Volvo Trucks (approximately 28.7%), Mobil (approximately 9.7%) and Warrant Holdings (approximately 10.0%) and the mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil ($17,000,000) and the Cardwell Group ($7,600,000). The Cardwell Group owns both general and limited partnership interests in Holdings, while Volvo, Mobil and Warrant Holdings own only limited partnership interests.

     The Company also amended its senior collateralized credit facility (the "Existing Senior Credit Facility" and, as amended, the "New Senior Credit Facility") as part of the Recapitalization. The New Senior Credit Facility consists of an $85,000,000 revolving credit facility and a $40,000,000 Term Loan
B. The proceeds of the New Term Loan B were used to repay amounts due under the Term A and B Loans and the Expansion Facility of the Existing Senior Credit Facility of approximately $38,271,000, plus accrued interest. The New Senior Credit Facility is collateralized by substantially all of the Company's assets.

     In connection with the Recapitalization, the Company capitalized debt issuance and other costs of approximately $388,000 as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1998 Form 10-K.

     Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

     The forward-looking statements are included in, without limitation, "-- Operations", "--Liquidity and Capital Resources", "--Year 2000" and "-- Environmental". The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.


Operations

     The following table sets forth the development of the Company's Stopping Center network since 1995:

                                                              As of June 30,
                                                             ---------------
                                                  1995     1996     1997     1998     1999
                                                 -------  -------  -------  -------  -------

     Company-operated Stopping Centers.........       26       26       26       28       29
     Franchised................................       14       15       17       21       22
     Independently operated....................        1        -        -        -        -
                                                    ----     ----     ----     ----     ----

       Total Stopping Centers..................       41       41       43       49       51
                                                    ====     ====     ====     ====     ====

     The following table sets forth information on Stopping Centers opened since June 30, 1995, all but two of which are full-sized facilities:

                                          Location                        Date Opened
                                          --------                        -----------
                            Company-operated Stopping Centers:
                              North Baltimore, Ohio                       August 1997
                              North Little Rock, Arkansas                 September 1997
                              Wheeler Ridge, California                   June 1999

                            Franchised:
                              York, Nebraska                              December 1996
                              Scranton, Pennsylvania                      May 1997
                              Claysville,  Pennsylvania                   November 1997
                              Breezewood, Pennsylvania                    February 1998
                              Milton, Pennsylvania                        March 1998
                              Monee, Illinois                             April 1998
                              Lowell, Indiana                             April 1999

     In addition to the two full-sized facilities opened in 1997, the Company opened a Petro:Lube at its Medford location in April 1996. In August and November of 1998, the Company purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, for the future construction of two new Stopping Centers. On June 30, 1999, the Company had sites in various stages of development with one new Stopping Center under construction. The Wheeler Ridge facility in Southern California, which is jointly-owned with Tejon Development Corporation ("Tejon"), opened in June 1999.

     The Company has also entered into an agreement for a franchised location in Frederick, Maryland, which is in the final stages of completion.

     All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. One franchise agreement has been amended so that its initial term is approximately 15 years (expiring on December 2001), and such agreement provides for only one five-year renewal thereof. The Company has recently completed revision of its form franchise agreement and each franchisee has been given the choice to either enter into the new agreement or remain as franchisees under the existing agreement.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorists. The Company has two reportable operating segments, its corporate truck stops and its franchise operations. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to corporate truck stop operations, the Company is a franchisor to 22 Petro Stopping Center locations as of June 30, 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. During the three months ended June 30, 1998 and 1999, the revenues generated from the Company's franchise operations were $1,202,000 and $1,310,000, respectively, and $2,163,000 and $2,356,000 for the six months ended June 30, 1998 and 1999, respectively. These revenues are included in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss.

     The Company derives its revenues from (i) the sale of fuels, diesel and gasoline; (ii) non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance and repair services, weighing scales, showers, laundry, video games and other operations, and (iii) restaurant operations which include Iron Skillet and certain fast-food operations. The presentation allows management to focus more closely on the major sources of revenues of the business. The other operations included in non-fuel revenue include franchise royalties and rental revenue from video poker operations in Louisiana.

     The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $52,038,000 and $50,391,000 for the three-month periods ended June 30, 1998 and 1999, respectively, and $103,811,000 and $102,183,000 for the six-month periods ended June 30, 1998 and 1999, respectively.

     Taxes. No provision for income taxes is reflected in the accompanying financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Overview. The Company's net revenues of $322,013,000 decreased 1.9% in the first six months of 1999 from $328,089,000 in the first six months of 1998. The decrease is primarily due to a decrease of 4.8% in fuel revenues from the prior year. Fuel revenues decreased as a result of a 3.5% decline from the prior year in the retail selling price per gallon and a 1.3% decrease in fuel volume. The decrease in fuel revenues was partially offset by a 6.8% and 3.0% increase in non-fuel and restaurant sales, respectively, from the prior year. Operating expenses increased 5.0% from the prior year due mainly to employee related costs and system project costs. General and administrative expenses increased 4.0% to approximately $9,760,000 compared to $9,385,000 in the prior year. This increase was principally due to employee related costs as a result of filling previously unfilled positions. Although net revenues decreased from prior year, the Company's operating income increased 4.1% from the prior year, as a result of its diversified income stream.

     Fuel. Revenues decreased 4.8% to $224,898,000 compared to $236,194,000 in 1998 primarily as a result of a 3.5% decline in average fuel prices during the first six months of 1999 compared to the first six months in 1998 and to a lesser extent, a 1.3% decline in fuel volumes. Management beleives the decreased volume is due primarily to state tax changes negatively effecting volumes at two locations and increased competition at another location. Additionally, during the period, several of the Company's locations' diesel Fuel Islands were at limited capacity due to the installation of new fuel dispenser equipment. Gross margin on fuel was $18,983,000 for the six months ended June 30, 1999, compared to $19,721,000 for the prior year period due mainly to the decrease in volume.

     Non-Fuel. Revenues increased 6.8% overall to $70,129,000 from $65,691,000 in the prior year. The increase in non-fuel revenues is primarily due to increased tire and repair part sales and sales at the Company's retail stores. Gross margins increased 6.9% to $38,484,000 from $36,008,000 for the six months ended June 30, 1999 compared to the prior year. Management believes the improved margins reflect the result of management's continued focus on improving profitability in those areas.

     Restaurant.   Revenues of $26,986,000 were 3.0% over prior year's revenues of $26,204,000. Management believes revenues were enhanced by the implementation of new menus and featured meal specials. Gross margins in the restaurants improved by 2.6% due to continued focus on costs and the implementation of menu changes.

     Costs and Expenses. Total costs and expenses decreased 2.1% or $6,572,000 compared to prior year. Cost of sales decreased 3.3% or $8,313,000 from the prior year, primarily due to reduced fuel volumes and fuel costs experienced primarily during the current period. Operating expenses increased $2,276,000, or 5.0%, to $47,787,000. The increase is mainly due to employee related costs and system project costs. General and administrative expenses increased $375,000, or 4.0%, compared to total general and administrative expense of $9,385,000 during the same period in the prior year. This increase was principally due to employee related expenses as a result of filling previously unfilled positions.

     Other Income (Expense). Other Income (expense) was impacted by approximately $623,000 of expenses related to the Recapitalization and a $230,000 loss from startup costs related to the Company's investment in the Wheeler Ridge facility in Southern California, which opened in June of 1999. These items were offset by an $849,000 gain on the disposition of location scale equipment as part of the Company's strategy to focus on its core business, which occurred during June 1999. Interest expense, net, increased $38,000 to $10,027,000 in the first six months of 1999 due primarily to a decrease in interest income compared to the prior year.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Overview. The Company's net revenues of $168,440,000 exceeded the net revenues in the prior year quarter by 2.0% or $3,283,000. The increase is primarily due to an increase of 5.2% and 4.6% in total non-fuel and restaurant sales, respectively, over the prior year quarter. Fuel revenue increased 0.7% as a result of a 3.6% increase from the prior year quarter in the retail selling price per gallon, partially offset by a 2.8% decrease in the volume of gallons sold. Operating expenses increased 6.5% from the prior year quarter due mainly to employee related costs and system project costs. General and administrative expenses increased 3.5% to approximately $4,953,000 compared to $4,787,000 in the prior year quarter. This increase was due principally to employee related expenses as a result of filling previously unfilled positions.

     Fuel. Revenues increased 0.7% overall to $118,017,000 compared to $117,162,000 in 1998. Fuel revenues increased primarily due to a 3.6% increase in pump prices stemming from higher fuel costs compared to the prior year quarter. The increase in fuel prices were offset by a 2.8% decrease in fuel volume. Management believes the decreased volume is due primarily to state tax changes negatively effecting volumes at two locations and increased competition at another location. Additionally, during the period, several of the Company's locations' diesel Fuel Islands were at limited capacity due to the installation of new fuel dispenser equipment. Management believes its pricing strategies resulted in increased fuel margin per gallon of 2.1% compared to the prior year quarter, which partially offset the decreased volume.

     Non-Fuel. Revenues increased 5.2% overall to $36,573,000 from $34,758,000 in the prior year quarter. The increase in non-fuel revenues is primarily due to increased oil, tire and repair part sales and sales at the Company's retail stores. Gross margins increased 4.2% to $19,950,000 in 1999 from $19,138,000 in 1998. Management believes the improved margins reflect continued focus on improving the profitability in those areas.

     Restaurant. Revenues increased 4.6% overall to $13,850,000, compared to $13,237,000 in 1998. Management believes revenues were enhanced by changes in the core menu including featured meal specials. Gross margins in the restaurants increased $424,000 or 4.4% over the prior year quarter, due to continued focus on costs and the implementation of menu changes.

     Costs and Expenses. Total costs and expenses were 2.1% above the prior year quarter primarily due to the increase in cost of sales. Cost of sales increased 1.7% or $2,117,000 compared to prior year quarter mainly due to the higher fuel costs experienced during the current quarter compared to prior year. Operating expenses increased

$1,481,000, or 6.5%, to $24,382,000. The increase is mainly due to employee related costs and system project costs. General and administrative expenses increased 3.5% or $166,000 principally due to employee related expenses as a result of filling previously unfilled positions.

     Other Income (Expense). Other income (expense) was impacted by approximately $623,000 of expenses related to the Recapitalization and a $230,000 loss from startup costs related to the Company's investment in the Wheeler Ridge facility in Southern California, which opened in June of 1999. These items were offset by an $865,000 gain on the disposition of location scale equipment as part of the Company's strategy to focus on its core business, which occurred during June 1999. Interest expense, net, increased $93,000 to $5,065,000 during the second quarter of 1999 due primarily to a decrease in interest income compared to the prior year quarter, in addition to interest related to the $1,400,000 in borrowings on the Expansion Facility.

Liquidity and Capital Resources

     Capital expenditures through the first six months totaled $8,035,000 for 1998 and $9,647,000 for 1999. Included in capital expenditures for both 1998 and 1999 were funds spent on new and existing facilities, in addition to information systems projects.

     The Company had negative working capital of $3,060,000 at December 31, 1998 and $7,787,000 at June 30, 1999. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, which is significantly faster than payment is required. A substantial majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     During the quarter ended June 30, 1999, the Company made principal payments on its Term Loans A and B of $1,000,000 and $125,000, respectively, and made principal payments of $2,000,000 and $250,000 on these loans, respectively, during the six months ended June 30, 1999.

     In accordance with the Existing Senior Credit Facility, the interest rate the Company is required to pay on its Term Loans A and B was reduced .25% per annum, effective March 31, 1998, due to the Company's improved leverage ratio.

     At June 30, 1999, the Company had standby letters of credit issued for approximately $2,413,000, resulting in availability of approximately $22,587,000 on the Revolving Credit Facility. As of June 30, 1999, there were $1,400,000 in borrowings on the Expansion Facility and no borrowings on the Revolving Credit Facility.

     Accrual of dividends on mandatorily redeemable preferred partnership interests amounted to $1,033,000 for the six months ended June 30, 1999. The dividends are only payable in cash if permitted by the Company's then existing debt instruments. The Indentures, New Notes and the New Credit Agreement restrict payment of dividends on mandatorily redeemable preferred partnership interests.

     The Company, within certain limits, pays its own workers' compensation and general liability claims. During the second quarter of 1999, the Company paid claims aggregating $575,000 and $604,000 relating to workers' compensation and general liability, respectively. On a year to date basis, the Company has paid $1,083,000 and $1,468,000 respectively, on such claims. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

     In addition to amounts expended during the first six months of 1999, the Company currently expects to invest approximately $28,000,000 during the remainder of 1999 and $55,000,000 during the year ended 2000 on capital expenditures. These amounts include regular maintenance and new site capital expenditures.

     Management of the Company believes that internally generated funds, together with amounts available under the New Senior Credit Facility, will be sufficient to satisfy its cash requirements for operations through 1999 and the foreseeable future thereafter. The Company also expects that current and future expansion and acquisitions will be financed from funds generated from operations, the New Senior Credit Facility and to the extent necessary, additional financing.

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

     The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and Electronic Data Interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Year 2000 readiness with regard to critical IT systems and is currently replacing, upgrading and testing its computer systems and applications. The Company continues to assess and communicate with software vendors, hardware vendors, banks, utilities, fuel suppliers, merchandise suppliers, customers, partners, franchisees, service contract suppliers, and insurance companies with which it does significant business to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received responses from a majority of suppliers, partners, franchisees and vendors surveyed, of which approximately 98% have indicated that they will be Year 2000 ready by the end of 1999. The Company has received responses from a majority of its major customers, of which approximately 98% have indicated that they will be Year 2000 ready by the end of 1999. The Company has assumed non-responsive third parties will not be Year 2000 ready for the purpose of risk assessment. The Company has received communications from its key financial and insurance service providers indicating they are actively working to resolve their Year 2000 service issues. The Company does not believe there has been a significant disruption of the Company's business due to its Year 2000 remediation efforts. The Company is 90% complete regarding readiness testing to bring all of its critical IT systems into Year 2000 readiness by October 1999.

     Telecommunication and office automation systems that facilitate operations of the Company's locations and corporate headquarters, comprise the Company's primary non-IT systems. The Company has assessed 100% of the Year 2000 readiness of its non-IT systems and has begun compliance testing to bring them into readiness by October 1999.

     The Company is using a mixture of internal and external resources to address Year 2000 issues. The total costs of achieving Year 2000 readiness is estimated to be approximately $9,000,000, which includes the costs of software upgrades and replacements the Company is currently making. The Company has incurred $5,670,000 in costs attributable to projects that address the Year 2000 issue through the second quarter of 1999 and expects to incur $3,330,000 in such costs in the remainder of fiscal year 1999.

     Although the Company has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000 specific operational requirements. To facilitate the completion of these plans, the Company has formed a committee to handle business interruption scenarios with respect to the Year 2000 issue. The Company intends to complete its determination of business interruption scenarios as it receives and analyzes responses to inquiries made of third parties. The Company is in the process of establishing contingency plans for situations relating to the Year 2000 issues that may arise in its dealings with key third parties and the Company's IT and non-IT systems. The anticipated completion of such contingency plans is by October 1999. There can be no assurance that either the Company or its trading partners will not experience Year 2000 readiness difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition. The costs and expenses associated with such failure are not presently estimatable.

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

     The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements of the Company's 1998 Form 10-K. At June 30, 1999, such accrual balance approximates $161,000 and in management's opinion, is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At June 30, 1999, the Company has recognized approximately $162,000 in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit 27 - Financial Data Schedule

  (b)    Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PETRO STOPPING CENTERS, L.P.
                                          (Registrant)


Date:   August 16, 1999                /s/ David A. Appleby
                                     -------------------------
                                     David A. Appleby
                                     Vice President of Finance
                                     (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                Exhibit Description
-----------                                -------------------

27*                                        Financial Data Schedule



*  Filed herewith.