Form 10-Q
period 1999-09-30
PETRO STOPPING CENTERS L P
filed 1999-11-12
CIK 919942

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

               For the quarterly period ended September 30, 1999


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

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              December 31,          September 30,
                                                                                 1998                   1999
                                                                                 ----                   ----
                              Assets
Current assets:
  Cash and cash equivalents                                                    $ 13,183               $ 14,456
  Trade accounts receivable, net                                                 10,631                 16,853
  Inventories, net                                                               16,459                 19,224
  Other current assets                                                            2,892                  2,380
  Due from affiliates                                                             1,163                  1,963
                                                                               --------               --------
     Total current assets                                                        44,328                 54,876

Property and equipment, net                                                     162,274                173,836
Deferred debt issuance costs, net                                                11,229                 10,283
Other assets                                                                      9,168                 11,940
                                                                               --------               --------

     Total assets                                                              $226,999               $250,935
                                                                               ========               ========

            Liabilities and Partners' Capital (Deficit)
Current liabilities:
  Current portion of long-term debt                                            $  4,967               $    743
  Trade accounts payable                                                          4,214                  8,572
  Accrued expenses and other liabilities                                         21,439                 21,663
  Due to affiliates                                                              16,768                 23,193
                                                                               --------               --------
     Total current liabilities                                                   47,388                 54,171


Long-term debt, excluding current portion                                       176,361                180,676
                                                                               --------               --------
     Total liabilities                                                          223,749                234,847
                                                                               --------               --------

Commitments and contingencies

Mandatorily redeemable preferred partnership interests                           23,172                      -

Partners' capital (deficit):
  General partners                                                                 (915)                  (254)
  Limited partners                                                              (19,007)                16,342
                                                                               --------               --------

     Total partners' capital (deficit)                                          (19,922)                16,088
                                                                               --------               --------

     Total liabilities and partners' capital (deficit)                         $226,999               $250,935
                                                                               ========               ========

     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                        1998          1999               1998          1999
                                                        ----          ----               ----          ----

Net revenues (including motor fuel
 taxes)                                               $167,288      $183,748           $495,377      $505,761
                                                      --------      --------           --------      --------

Costs and expenses:
  Cost of sales (including motor fuel
   taxes)                                              126,868       143,129            380,296       388,244
  Operating expenses                                    23,625        25,843             69,136        73,630
  General and administrative                             4,993         4,663             14,378        14,423
  Depreciation and amortization                          3,986         3,415             11,566        10,085
  (Gain) loss on disposition of assets,
   net                                                     (15)            -                 13          (849)
                                                      --------      --------           --------      --------
     Total costs and expenses                          159,457       177,050            475,389       485,533
                                                      --------      --------           --------      --------

     Operating income                                    7,831         6,698             19,988        20,228

Other income (expense):
  Recapitalization costs                                     -          (326)                 -          (949)
  Equity in earnings (loss) of affiliate                     -          (221)                 -          (451)
  Interest expense, net                                 (5,057)       (4,908)           (15,046)      (14,935)
                                                      --------      --------           --------      --------

     Income (loss) before extraordinary                  2,774         1,243              4,942         3,893
      item

Extraordinary item - write off of deferred
  financing costs associated with retired
  debt                                                       -        (2,016)                 -        (2,016)
                                                      --------      --------           --------      --------

     Net income (loss)                                $  2,774      $   (773)          $  4,942      $  1,877
                                                      ========      ========           ========      ========



     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 For the Nine Months Ended September 30, 1999
                                (in thousands)


                                                                                                                   Total
                                                                                                                 Partners'
                                                                        General            Limited                Capital
                                                                        Partners           Partners              (Deficit)
                                                                        --------           --------              ---------
Balances, December 31, 1998                                              $(915)            $(19,007)             $(19,922)

Partners' minimum tax distributions                                         (8)                (972)                 (980)

Accrual of preferred return on mandatorily
  redeemable preferred partnership interests                               (25)              (1,134)               (1,159)

Assignment of mandatorily redeemable preferred
  partnership interests and accrued but unpaid
  preferred returns to partners' capital                                      -              24,331                24,331

Conversion of interest                                                     637                 (637)                     -

Cash contributions                                                            -              10,987                10,987

Non-cash contributions                                                        -                 954                   954

Net income                                                                  57                1,820                 1,877
                                                                         -----             --------              --------

Balances, September 30, 1999                                             $(254)            $ 16,342              $ 16,088
                                                                         =====             ========              ========



     See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      1998                       1999
                                                                                      ----                       ----
Cash flows provided by (used in) operating activities:
 Net income                                                                         $  4,942                   $  1,877
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                       11,566                     10,085
  Extraordinary item - write off of deferred financing
   costs associated with retired debt                                                      -                      2,016
  Deferred debt issuance cost amortization                                             1,205                      1,190
  Bad debt expense                                                                       174                        185
  Equity in loss of affiliate                                                              -                        451
  (Gain) loss on disposition of assets                                                    13                       (849)
 Increase (decrease) from changes in:
  Trade accounts receivable                                                           (3,477)                    (6,407)
  Inventories                                                                           (410)                    (2,765)
  Other current assets                                                                   119                        512
  Due from affiliates                                                                    198                       (800)
  Due to affiliates                                                                    4,078                      7,545
  Trade accounts payable                                                              (3,882)                     4,358
  Accrued expenses and other liabilities                                              (3,899)                       224
                                                                                    --------                   --------
   Net cash provided by operating activities                                          10,627                     17,622
                                                                                    --------                   --------

Cash flows provided by (used in) investing activities:
 Proceeds from disposition of assets                                                   2,165                      1,394
 Purchases of property and equipment                                                 (13,018)                   (22,123)
 Increase in other assets, net                                                        (1,123)                    (3,292)
                                                                                    --------                   --------
   Net cash used in investing activities                                             (11,976)                   (24,021)
                                                                                    --------                   --------

Cash flows provided by (used in) financing activities:
 Repayment of expansion loan                                                               -                     (1,400)
 Proceeds from expansion loan                                                              -                      1,400
 Repayments of long-term debt and capital lease                                       (2,344)                   (39,254)
 Proceeds from long-term debt                                                              -                     40,000
 Minimum tax distributions to partners                                                     -                     (2,100)
 Cash contributions                                                                        -                     10,987
 Payment of debt issuance and consent costs                                                -                     (1,961)
                                                                                    --------                   --------
   Net cash provided by (used in) financing activities                                (2,344)                     7,672
                                                                                    --------                   --------
Net (decrease) increase in cash and cash equivalents                                  (3,693)                     1,273
Cash and cash equivalents, beginning of period                                        24,796                     13,183
                                                                                    --------                   --------
Cash and cash equivalents, end of period                                            $ 21,103                   $ 14,456
                                                                                    ========                   ========
=======================================================================================================================
Supplemental cash flow information -
 Interest paid during the period, net of capitalized interest of
   $0 and $114 in 1998 and 1999                                                     $ 17,363                   $ 17,082
 Non-cash financing activities:
  Preferred return on mandatorily redeemable preferred
   partnership interests                                                               1,474                     23,172
  Assignment of mandatorily redeemable preferred partnership interests
   and accrued but unpaid preferred returns to partners' capital                           -                     24,331
  Non-cash contributions                                                                   -                        954

   See accompanying notes to unaudited consolidated financial statements

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1)   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Petro Stopping Centers, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in the financial statements prepared in accordance with generally accepted accounting principles.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1998 Form 10-K. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 and September 30, 1999, the results of operations for the three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $51,307,000 and $50,379,000 for the three-month periods ended September 30, 1998 and 1999, respectively, and $155,118,000 and $152,562,000 for the nine-month periods ended September 30, 1998 and 1999, respectively.

2)   Recapitalization

Formation of Holdings

     On July 23, 1999, the Company, certain of its partners and Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed, and substantially all of the present owners in the Company (other than Petro Holdings GP Corp. and Petro Holdings LP Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell"); Kirschner Investments ("Kirschner"), a company franchisee), exchanged their interests in the Company for identical interests in Holdings and became owners of Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of New Senior Discount Notes (as defined below). Financial Holdings, the Company and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the Warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, an affiliate of Volvo invested $30,000,000 to acquire a 28.7% limited common partnership interests in Holdings while Mobil Long Haul, Inc. ("Mobil"), an affiliate of Mobil Corporation, invested an additional $5,000,000 in Class B convertible preferred partnership interests of Holdings. Holdings purchased the 50.8% common interest in the Company owned by affiliates of Chartwell for aggregate consideration of approximately $69,800,000, which consisted of a $55,000,000 cash payment and the issuance to Chartwell of approximately $14,800,000 in accreted value of 15.0% New Senior Discount Notes (as defined below) due 2008, without Warrants. Holdings also purchased the 2% common interest in the Company owned by Kirschner for cash consideration of $2,800,000. The foregoing is referred to as the "Recapitalization".

    As part of the Recapitalization, Holdings issued 82,707 Units each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% Senior Discount Notes Due 2008 ("New Senior Discount Notes") and 82,707 exchangeable Warrant Holdings' Warrants. As consideration for issuance of the Units, Holdings received $40,000,000 cash. For financial accounting purposes, $30,300,000 was allocated to the Senior Discount notes and $9,700,000 was allocated to the Warrants that in turn funded Warrant Holdings' investment in Holdings. Upon an exchange event (change in control, IPO, or bankruptcy of Holdings), the Warrants will be exchanged, for no additional consideration, for 100% of the common stock of Warrant Holdings, whose sole asset is currently approximately 10.0% of the common limited partnership interests in Holdings. Prior to August 1, 2002, Holdings has the right to repurchase the Warrants at a price per Warrant initially equal to $134.87 and increasing to $155.87 on August 1, 2000 and $178.37 on August 1, 2001. If the Warrants have not been exchanged by August 1, 2004, Holdings will be obligated to repurchase the Warrants at fair market value.

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common interests of the Company. The remaining interest in the Company is owned by various individuals and affiliates of the Cardwell Group (who own approximately 51.6% of the common interests in Holdings).

     Holdings' only material asset is its investment in the Company, and its only material liabilities are the New Senior Discount Notes. Holdings exists as a holding company, has no independent operations of its own, and is, therefore, dependent upon the operating results and cash flows of the Company to meet its cash obligations under the New Senior Discount Notes and Warrants and to fund other expenses.

Affect of Recapitalization on the Company

     In connection with the exchange of interests referred to above, the Company and its partners (Holdings and various individuals and affiliates of the Cardwell Group) agreed to restate the Company's partnership agreement. Among other things, the parties agreed to convert the outstanding amount of mandatorily redeemable preferred partnership interests ($24,331,000, including accrued but unpaid preferred returns) into common limited partnership interests of the Company.

     Holdings raised funds from the capital contributions of Volvo and Mobil and the offering of the Units exceeding the amounts necessary to purchase the interests in the Company owned by Chartwell and Kirschner. As a consequence, Holdings made a cash contribution to the Company in the amount of $10,987,000.

     The Company also amended its senior collateralized credit facility (the "Existing Senior Credit Facility" and, as amended, the "New Senior Credit Facility") as part of the Recapitalization. The New Senior Credit Facility consists of an $85,000,000 revolving credit facility and a $40,000,000 Term Loan
B. The proceeds of the New Term Loan B were used to repay amounts due under the Existing Senior Credit Facility of approximately $38,057,000, plus accrued interest. The New Senior Credit Facility is collateralized by substantially all of the Company's assets and contains certain covenants similar to those described in Note 6 of the Company's 1998 Form 10-K.

     As of September 30, 1999, the Company capitalized debt issuance and other costs of approximately $2,915,000 and expensed legal and accounting fees of $949,000 incurred in connection with the Recapitalization. Holdings incurred approximately $954,000 of these costs on behalf of the Company and that amount has been reflected as a non-cash capital contribution in the accompanying financial statements.

     Other than described above, the Recapitalization had no affect on the historical book values of the Company's assets and liabilities.

3)   Significant Accounting Policies

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

4)   (Gain) Loss on Disposition of Assets

     In June 1999, the Company sold its scale equipment located at twenty-seven locations throughout the U.S. The gain of $866,000 is included in (gain) loss on dispositions of assets in the accompanying unaudited condensed consolidated statements of operations.

5)   Segments

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorists. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to corporate operations, the Company is a franchisor to 22 Petro Stopping Center locations as of September 30, 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. During the three months ended September 30, 1998 and 1999, the revenues generated from the Company's franchise operations were $1,220,000 and $1,387,000, respectively, and $3,383,000 and $3,743,000 for the nine months ended September 30, 1998 and 1999, respectively. These revenues are included in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

6)   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133", for one year with a mandatory effective date for fiscal years beginning after June 15, 2000. Additionally, SFAS 133 has been modified regarding recognition in the balance sheet of an embedded derivative that is required to be separated from the host contract. At the date of initial application of SFAS 133, an entity may choose either to recognize such embedded derivatives or to select either January 1, 1998 or January 1, 1999, as a transition date for embedded derivatives. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

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

General

Recapitalization

On July 23, 1999, the Company consummated several transactions collectively referred to as the Recapitalization. See Note 2 to the accompanying unaudited consolidated financial statements for a discussion of the Recapitalization.

Operations

     The following table sets forth the development of the Company's Stopping Center network since 1995:

                                                  As of September 30,
                                                  -------------------
                                       1995     1996     1997     1998     1999
                                       ----     ----     ----     ----     ----

  Company-operated Stopping Centers..   26       26       28       28       29
  Franchised.........................   14       15       17       21       22
  Independently operated.............    1        -        -        -        -
                                      ----     ----     ----     ----     ----

  Total Stopping Centers.............   41       41       45       49       51
                                      ====     ====     ====     ====     ====

     The following table sets forth information on Stopping Centers opened since September 30, 1995, all but two of which are full-sized facilities:

                                Location        Date Opened
                                --------        -----------

        Company-operated Stopping Centers:
        North Baltimore, Ohio                   August 1997
        North Little Rock, Arkansas             September 1997
        Wheeler Ridge, California               June 1999

        Franchised:
        Bordentown, New Jersey                  January 1996
        York, Nebraska                          December 1996
        Dupont, Pennsylvania                    May 1997
        Claysville, Pennsylvania                November 1997
        Breezewood, Pennsylvania                February 1998
        Milton, Pennsylvania                    March 1998
        Monee, Illinois                         April 1998
        Lowell, Indiana                         April 1999

     In August and November of 1998, the Company purchased land in Mebane, North Carolina and Glendale, Kentucky, respectively, and in September and October of 1999 the Company also purchased land in North Las Vegas, Nevada and Mariana, Florida, respectively, for the future construction of four new Stopping Centers. On September 30, 1999, the Company had sites in various stages of development with two new Stopping Centers under construction. The Wheeler Ridge facility in Southern California, which is jointly-owned with Tejon Development Corporation ("Tejon"), opened in June 1999.

     The Company has also entered into an agreement for a new franchised location in Frederick, Maryland, which is in the final stages of completion.

     All franchises are operated under franchise agreements which, with the exception of one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms subject to the satisfaction of certain conditions, unless the franchisee gives a termination notice at least 12 months prior to the expiration of its franchise agreement with the Company. One franchise agreement has been amended so that its initial term is approximately 15 years (expiring on December 2001), and such agreement provides for only one five-year renewal thereof. The Company has recently completed revision of its form franchise agreement and each franchisee has been given the choice to either enter into the new agreement or remain as a franchisee under the existing agreement.

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers and retail merchandise stores to the highway motorists. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to corporate operations, the Company is a franchisor to 22 Petro Stopping Center locations as of September 30, 1999. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. During the three months ended September 30, 1998 and 1999, the revenues generated from the Company's franchise operations were $1,220,000 and $1,387,000, respectively, and $3,383,000 and $3,743,000 for the nine months ended September 30, 1998 and 1999, respectively. These revenues are included in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

     The Company derives its revenues from the sale of fuels, diesel and gasoline, non-fuel items including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games and other operations, and restaurant operations which include Iron Skillet and certain fast-food operations. The other operations included in non-fuel revenue include franchise royalties and rental revenue from video poker operations in Louisiana.

     The following table sets forth the Company's total revenues by major source:


                Three Months Ended September 30,        Nine Months Ended September 30,
                --------------------------------        -------------------------------
                    1998                1999                1998                1999
                    ----                ----                ----                ----
                                        (dollars in thousands)
                                        ----------------------
Fuel           $117,378   70.2%    $132,256   72.0%    $353,572   71.4%    $357,154   70.6%
Non-Fuel         36,008   21.5%      37,118   20.2%     101,699   20.5%     107,247   21.2%
Restaurant       13,902    8.3%      14,374    7.8%      40,106    8.1%      41,360    8.2%
               --------  -----     --------  -----     --------  -----     --------  -----
Total Net
 Revenue       $167,288  100.0%    $183,748  100.0%    $495,377  100.0%    $505,761  100.0%
               ========  =====     ========  =====     ========  =====     ========  =====

     The Company's fuel revenues and cost of sales include significant amounts of federal and state motor fuel taxes. Such taxes were $51,307,000 and $50,379,000 for the three-month periods ended September 30, 1998 and 1999, respectively, and $155,118,000 and $152,562,000 for the nine-month periods ended September 30, 1998 and 1999, respectively.

Taxes

     No provision for income taxes is reflected in the accompanying financial statements as the Company is a partnership for which taxable income and tax deductions are passed through to the individual partners.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Overview. The Company's net revenues of $505,761,000 increased 2.1% in the first nine months of 1999 from $495,377,000 in the first nine months of 1998. The increase is primarily due to an increase of 5.5% and 3.1% in total non-fuel and restaurant sales, respectively, from the prior year. Operating expenses increased 6.5% from the prior year due mainly to employee-related costs and system project costs. General and administrative expenses increased only slightly to approximately $14,423,000 compared to $14,378,000 in the prior year. The Company's operating income increased 1.2% from the prior year.

     Fuel. Revenues increased 1.0% to $357,154,000 compared to $353,572,000 in 1998. Fuel revenues increased primarily due to a 3.4% increase in the average retail-selling price per gallon stemming from higher fuel costs compared to prior year. The increase in fuel prices was offset by a 2.3% decrease in fuel volume. Management believes the decreased volume is due primarily to state tax changes negatively effecting volumes at two locations, increased competition at two other locations and the cancellation of the Company's old customer loyalty program during the fourth quarter of 1998. Additionally, during the period, several of the Company's locations' diesel Fuel Islands were at limited capacity due to the installation of new fuel dispenser equipment. Gross margin on fuel was $28,727,000 for the nine months ended September 30, 1999, compared to $30,651,000 for the prior year period due mainly to the decrease in volume and rising fuel costs, since the Company is not always able to immediately pass these higher costs on to its customers.

     Non-Fuel. Revenues increased 5.5% overall to $107,247,000 from $101,699,000 in the prior year. The increase in non-fuel revenues is primarily due to a 6.8% increase in oil, tire and repair part sales and a 5.5% increase in sales at the Company's retail stores. Gross margins increased 6.5% to $59,103,000 from $55,520,000 for the nine months ended September 30, 1999 compared to the prior year. Management believes the improved margins reflect the result of management's continued focus on improving profitability in those areas by increasing efficiency through greater procedural controls and improved retailing.

     Restaurant. Revenues of $41,360,000 were 3.1% over prior year's revenues of $40,106,000. Management believes revenues were enhanced by the implementation of new menus and featured meal specials, resulting in the average ticket price increasing by 3.5%. Gross margins in the restaurants improved by 2.7% due to continued focus on costs and the implementation of the menu changes.

     Costs and Expenses. Total costs and expenses increased 2.1% or $10,144,000 compared to prior year. Cost of sales increased 2.1% or $7,948,000 from the prior year, primarily due to higher fuel cost compared to prior year. Operating expenses increased $4,494,000, or 6.5%, to $73,630,000. The increase is mainly due to a $2,774,000 increase in employee-related costs and a $1,115,000 increase in system project costs. General and administrative expenses increased $45,000, or 0.3%, compared to total general and administrative expenses of $14,378,000 during the same period in the prior year. These costs and expenses were offset by a net gain of $849,000 on the disposition of location scale equipment as part of the Company's strategy to focus on its core business.

     Other Income (Expense). Other income (expense) was impacted by approximately $949,000 of expenses related to the Recapitalization, which were primarily legal and accounting fees, and a $451,000 loss primarily from startup costs related to the Company's investment in the Wheeler Ridge facility in Southern California, which opened in June of 1999. Interest expense, net, decreased $111,000 to $14,935,000 in the first nine months of 1999 primarily due to capitalized interest on new site construction of approximately $114,000 during the current period.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Overview. The Company's net revenues of $183,748,000 exceeded the net revenues in the prior year quarter by 9.8% or $16,460,000. The increase is primarily due to an increase of 12.7% in total fuel revenue over the prior year quarter. Additionally, non-fuel and restaurant sales increased 3.1% and 3.4%, respectively, over the prior year quarter. Operating expenses increased 9.4% from the prior year quarter due mainly to employee related costs and system project costs. General and administrative expenses decreased 6.6% to approximately $4,663,000 compared to $4,993,000 in the prior year quarter.

     Fuel. Revenues increased 12.7% overall to $132,256,000 compared to $117,378,000 in the prior year quarter. Fuel revenues increased primarily due to a 17.7% increase in the average retail-selling price per gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel prices was offset by a 4.3% decrease in fuel volume. Management believes the decreased volume is due primarily to state tax changes negatively effecting volumes at two locations, increased competition at two other locations and the cancellation of the Company's old customer loyalty program during the fourth quarter of 1998. Gross margin on fuel was $9,743,000 for the quarter ended September 30, 1999, compared to $10,930,000 for the prior year quarter due mainly to the decrease in volume and rising fuel costs, since the Company is not always able to immediately pass these higher costs on to its customers.

     Non-Fuel. Revenues increased 3.1% overall to $37,118,000 from $36,008,000 in the prior year quarter. The increase in non-fuel revenues is primarily due to a 3.8% increase in oil, tire and repair part sales and a 2.7% increase in sales at the Company's retail stores. Gross margins increased 5.7% to $20,619,000 in 1999 from $19,512,000 in 1998. Management believes the improved margins reflect continued focus on improving the profitability in those areas by increasing efficiency through greater procedural controls and improved retailing.

     Restaurant. Revenues increased 3.4% overall to $14,374,000, compared to $13,902,000 in the prior year quarter. Management believes revenues were enhanced by changes in the core menu including featured meal specials, resulting in the average ticket price increasing by 5.6%. Gross margins in the restaurants increased $279,000 or 2.8% over the prior year quarter due to continued focus on costs and the implementation of the menu changes.

     Costs and Expenses. Total costs and expenses were 11.0% above the prior year quarter primarily due to the increase in cost of sales. Cost of sales increased 12.8% or $16,261,000 compared to prior year quarter mainly due to higher fuel cost compared to the prior year quarter. Operating expenses increased $2,218,000, or 9.4%, to $25,843,000. The increase is mainly due to a $983,000 increase in employee-related costs and a $478,000 increase in system project costs. General and administrative expenses decreased 6.6% or $330,000 primarily due to a decrease in management fees to a former Partner in conjunction to the Recapitalization.

     Other Income (Expense). Other income (expense) was impacted by approximately $326,000 of expenses related to the Recapitalization, which were primarily legal and accounting fees, and a $221,000 loss primarily from startup costs related to the Company's investment in the Wheeler Ridge facility in Southern California, which opened in June of 1999. Interest expense, net decreased $149,000 to $4,908,000 primarily due to capitalized interest on new site construction of approximately $93,000 during the current period.

Liquidity and Capital Resources

     Cash flows from operations, which provided $17,622,000 and $10,627,000 for the nine-month periods ended September 30, 1999 and 1998, respectively, increased in 1999 primarily due to the timing of payments to vendors. The cash flow used in investing activities totaled $24,021,000 and $11,976,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase is due primarily to additional investment in property and equipment of $9,105,000 for the nine-month period ended September 30, 1999 compared to 1998, mainly related to new site construction. Cash flow provided by or (used in) financing activities amounted to $7,672,000 and ($2,344,000) for the nine months ending September 30, 1999 and 1998, respectively. These fluctuations are almost entirely due to the 1999 Recapitalization transaction.

     The Company had negative working capital of $3,060,000 at December 31, 1998 and positive working capital of $705,000 at September 30, 1999. The Company's positive working capital at September 30, 1999 is mainly due to excess cash generated from the Recapitalization transaction. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required in 12-15 days. A majority of the Company's sales are cash (or the equivalent in the case of credit card sales or sales paid for by check on a daily basis by third-party billing companies).

     The New Senior Credit Facility consists of an $85,000,000 Revolving Credit Facility and a $40,000,000 New Term Loan B. As part of the Recapitalization transaction consummated on July 23, 1999, the Company used the proceeds from the New Term Loan B to repay principal amounts due under the Existing Senior Credit Facility of $38,057,000 plus accrued interest.

     At September 30, 1999, the Company had standby letters of credit issued for approximately $2,463,000, resulting in availability of approximately $82,537,000 on the Revolving Credit Facility of the New Senior Credit Facility. As of September 30, 1999, there were no borrowings on the Revolving Credit Facility.

     The Company pays its own employment practices, workers' compensation, general liability and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the third quarter of 1999, the Company paid $445,000 on claims relating to workers' compensation, $617,000 relating to general liability and $840,000 relating to group health benefits. On a year to date basis, the Company paid $1,528,000 on claims relating to workers' compensation, $2,085,000 relating to general liability and $2,648,000 relating to group health benefits. At September 30, 1999, the Company had accrued $4,644,000 in the aggregate to cover these claims. The Company believes it provides an accrual adequate to cover both reported and incurred but not reported claims.

     Capital expenditures through the first nine months totaled $13,018,000 for 1998 and $22,123,000 for 1999. Included in capital expenditures for both 1998 and 1999 were funds spent on new and existing facilities, in addition to information systems projects.

     In addition to amounts expended during the first nine months of 1999, the Company currently expects to invest approximately $16,000,000 during the remainder of 1999 and $55,000,000 during the year ended 2000 on capital expenditures. The Company currently plans to construct six new truck stops, through year 2000, with a cost of approximately $10,000,000 to $11,000,000 per site including land acquisition costs. Management believes, approximately $10,000,000 will be spent on regular maintenance capital and volume building projects during the year 2000. These capital outlays will be funded under the New Senior Credit Facility and from internally generated cash.

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

     The Company's sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and electronic data interchange systems comprise its critical information technology ("IT") systems. The Company has assessed its Year 2000 readiness with regard to critical IT systems and has replaced, upgraded and tested its computer systems and applications. The financial reporting application will be upgraded in November. At that point, all critical IT systems will be Year 2000 ready.

     The Company continues to assess and communicate with software vendors, hardware vendors, banks, utilities, fuel suppliers, merchandise suppliers, customers, partners, franchisees, service contract suppliers, and insurance companies with which it does significant business to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received responses from approximately 84% of its suppliers, partners, franchisees and vendors surveyed, of which approximately 98% have indicated that they will be Year 2000 ready by the end of 1999. The Company has received responses from approximately 75% of its major customers of which approximately 98% have indicated that they will be Year 2000 ready by the end of 1999. Included in the responses were communications from 100% of the Company's financial and insurance service providers and approximately 78% of the Company's utility providers, all of which have indicated that they will be Year 2000 ready by the end of 1999. The Company has assumed non-responsive third parties will be non-compliant for the purpose of risk assessment. The Company does not believe there has been a significant disruption of the Company's business due to its Year 2000 remediation efforts.

     Telecommunication and office automation systems that facilitate operations of the Company's locations and corporate headquarters, comprise the Company's primary non-IT systems. The Company has assessed the Year 2000 readiness of 100% of its non-IT systems and has completed compliance testing to bring them into readiness.

     The Company is using a mixture of internal and external resources to address Year 2000 issues. The total costs of achieving Year 2000 readiness is estimated to be approximately $9,000,000, which includes the costs of software upgrades and replacements the Company is currently making. The Company has incurred $6,200,000 in costs attributable to projects that address the Year 2000 issue through the third quarter of 1999 and expects to incur $2,800,000 in such costs in the remainder of fiscal year 1999. The Company expects that future expenses incurred will continue to be financed from internally generated funds.

     Although the Company has day-to-day operational contingency plans, management has updated these plans for possible Year 2000 specific operational requirements. The Company has formed a committee to handle business interruption scenarios with respect to Year 2000. The Company has established contingency plans for situations relating to Year 2000 issues that may arise in its dealing with key third parties and its IT and non-IT systems. Management believes that the worst case scenario related to Year 2000 issues is scattered interruptions of power and other services which would not interface with its business as a whole. However, network-wide power outages at the Company's locations for extended periods of time could significantly interrupt the provision of services to customers and have a material adverse effect on business operations.

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

     Contingencies under environmental laws and regulations may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has accrued liabilities for environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements of the Company's 1998 Form 10-K. At September 30, 1999, such accrual amounted to approximately $161,000. In management's opinion, the accrual is appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could be significantly higher. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. At September 30, 1999, the Company has recognized approximately $161,000 in the consolidated balance sheet related to recoveries of remediation costs from third parties.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed a report on Form 8-K on August 6, 1999 reporting on (Changes in Control of Registrant).

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PETRO STOPPING CENTERS, L.P.
                                                (Registrant)


Date:  November  12, 1999                   /s/ David A. Appleby
                                        ----------------------------
                                        David A. Appleby
                                        Vice President of Finance
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                                Exhibit Description
-----------                                -------------------

27*                                        Financial Data Schedule



*  Filed herewith.