Form 10-Q
period 2000-03-31
PETRO STOPPING CENTERS L P
filed 2000-05-12
CIK 919942

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

                 For the quarterly period ended March 31, 2000


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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                 December 31,      March 31,
                                                     1999            2000
                                                 ------------    ------------

                Assets
Current assets:
  Cash and cash equivalents                      $     13,394   $       8,835
  Trade accounts receivable, net                        7,439           9,559
  Inventories, net                                     21,989          22,261
  Other current assets                                  3,120           2,363
  Due from affiliates                                   2,075           2,078
                                                 ------------    ------------
    Total current assets                               48,017          45,096

Property and equipment, net                           184,375         189,787
Deferred debt issuance costs, net                       9,972           9,685
Other assets                                           11,597          12,411
                                                 ------------    ------------
    Total assets                                 $    253,961    $    256,979
                                                 ============    ============

   Liabilities and Partners' Capital (Deficit)

Current liabilities:
  Current portion of long-term debt              $      1,001   $       1,260
  Trade accounts payable                               10,767           4,233
  Accrued expenses and other liabilities               20,276          19,736
  Due to affiliates                                    25,537          29,751
                                                 ------------    ------------
    Total current liabilities                          57,581          54,980

Long-term debt, excluding current portion             180,297         185,165
                                                 ------------    ------------
    Total liabilities                                 237,878         240,145
                                                 ------------    ------------

Commitments and contingencies

Partners' capital (deficit):
  General partners'                                      (254)           (251)
  Limited partners'                                    16,337          17,085
                                                 ------------    ------------
    Total partners' capital (deficit)                  16,083          16,834
                                                 ------------    ------------
    Total liabilities and partners' capital
     (deficit)                                   $    253,961    $    256,979
                                                 ============    ============


    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                        Three Months Ended
                                                             March 31,
                                                       1999            2000
                                                     --------        --------

Net revenues:
  Fuel (including motor fuel taxes)                  $106,881        $174,392
  Non-fuel                                             46,692          50,098
                                                     --------        --------
    Total net revenues                                153,573         224,490

Costs and expenses:
  Cost of sales -
    Fuel (including motor fuel taxes)                  97,623         163,623
    Non-fuel                                           18,718          20,235
  Operating expenses                                   23,405          25,975
  General and administrative                            4,808           4,819
  Depreciation and amortization                         3,267           3,815
  (Gain) loss on disposition of fixed assets               15             (69)
                                                     --------        --------
    Total costs and expenses                          147,836         218,398
                                                     --------        --------

    Operating income                                    5,737           6,092

Equity in loss of affiliate                                 -            (107)
Interest income                                            98             123
Interest expense                                       (5,060)         (5,060)
                                                     --------        --------

    Net income                                       $    775        $  1,048
                                                     ========        ========



   See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 2000
                                (in thousands)



                                        General               Total
                                       Partners'   Limited   Partners'
                                        Capital   Partners'   Capital
                                       (Deficit)   Capital   (Deficit)
                                       ---------  ---------  ---------

Balances, December 31, 1999               $(254)   $16,337    $16,083
 Partners' minimum tax distribution           -       (297)      (297)
 Net income                                   3      1,045      1,048
                                       ---------  ---------  ---------
Balances, March 31, 2000                  $(251)   $17,085    $16,834
                                       =========  =========  =========



   See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                       1999            2000
                                                     --------        --------

Cash flows from operating activities:
  Net income                                         $    775        $  1,048
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                       3,267           3,815
    Deferred debt issuance cost amortization              418             365
    Bad debt expense                                       61              84
    Equity in loss of affiliate                             -             107
    (Gain) loss on disposition of assets                   15             (69)
  Increase (decrease) from changes in:
    Trade accounts receivable                          (1,330)         (2,204)
    Inventories                                        (1,717)           (272)
    Other current assets                                  568             757
    Due from affiliates                                   (41)             (3)
    Due to affiliates                                   4,539           4,214
    Trade accounts payable                              3,350          (6,534)
    Accrued expenses and other liabilities             (6,030)           (540)
                                                     --------        --------
      Net cash provided by operating activities         3,875             768
                                                     --------        --------

  Cash flows from investing activities:
    Proceeds from disposition of assets                     -             126
    Purchases of property and equipment                (2,973)         (9,282)
    Increase in other assets, net                      (1,084)           (923)
                                                     --------        --------
      Net cash used in investing activities            (4,057)        (10,079)
                                                     --------        --------

  Cash flows from financing activities:
    Proceeds from bank debt                                 -           5,200
    Repayments of long-term debt and capital lease     (1,239)           (122)
    Partners' minimum tax distributions                     -            (297)
    Payment of debt issuance costs                          -             (29)
                                                     --------        --------
      Net cash provided by (used in) financing
         activities                                    (1,239)          4,752
                                                     --------        --------

  Net decrease in cash and cash equivalents            (1,421)         (4,559)
  Cash and cash equivalents, beginning of period       13,183          13,394
                                                     --------        --------
  Cash and cash equivalents, end of period           $ 11,762        $  8,835
                                                     ========        ========

--------------------------------------------------------------------------------

Supplemental cash flow information -
  Interest paid during the period, net of
     capitalized interest of $0 and $184
     in 1999 and 2000                                $  7,932        $  7,556
  Non-cash financing activities -
     Preferred return on mandatorily redeemable
        preferred partnership interests                   514               -



    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and March 31, 2000, the results of operations for the three months ended March 31, 1999 and March 31, 2000 and cash flows for the three months ended March 31, 1999 and March 31, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $51.8 million and $57.6 million for the three month periods ended March 31, 1999 and March 31, 2000, respectively.

(2)  Recapitalization

     On July 23, 1999, the Company, certain of its partners and Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo Trucks North America, Inc. ("Volvo"), consummated a series of transactions pursuant to which:

     . Petro Stopping Centers Holdings, L.P. ("Holdings") was formed, and substantially all of the owners in the Company at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a Company franchisee), exchanged their interests in the Company for identical interests in Holdings and became owners of Holdings;

     . Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of the 15.0% senior discount notes issued by Holdings;

     . Petro Holdings Financial Corporation, the Company and the Company's subsidiary, Petro Financial Corporation, became subsidiaries of Holdings;

     . Petro Warrant Holdings Corporation was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants that are exchangeable into all of the common stock of Petro Warrant Holdings Corporation;

     . Volvo Trucks invested $30.0 million to acquire a 28.7% common limited partnership interest in Holdings;

     . Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation ("Mobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings;

     . Holdings purchased the 50.8% common interest in the Company owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value of 15.0% senior discount notes, without warrants;

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)  Recapitalization - continued

     . Holdings purchased the 2.0% common interests in the Company owned by Kirschner for cash consideration of $2.8 million; and

     . Holdings and Petro Holdings Financial Corporation sold for cash $82.7 million in principal amount at stated maturity 15.0% senior discount notes due 2008, and warrants to purchase all the common stock of Petro Warrant Holdings Corporation.

     The foregoing transactions are referred to as the "Recapitalization." The acquisition of the interests of Chartwell and Kirschner was accounted for by Holdings under the purchase method during the third quarter of 1999.

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Petro Warrant Holdings Corporation for $9.7 million. Petro Warrant Holdings Corporation, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in the Company, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

     Cardwell Group:
       General partnership interest.....................................   1.1%
       Limited partnership interest.....................................  50.5%
     Volvo Trucks.......................................................  28.7%
     Mobil Long Haul....................................................   9.7%
     Petro Warrant Holdings Corporation.................................  10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million).

     As discussed above, Holdings funded a portion of its purchase of the Chartwell and Kirschner interests with debt. Holdings currently has no operations of its own and is, therefore, dependent upon the Company's earnings and cash flows to satisfy its obligations under the 15% Notes and the Warrants.

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

     Holdings raised funds from the capital contributions of Volvo Trucks and Mobil Long Haul and from the offering of the 15% Notes and the Warrants exceeding the amounts necessary to purchase the Chartwell and Kirschner interests. As a consequence, Holdings made a cash contribution to the Company in the amount of approximately $10.8 million.

     As part of the Recapitalization, the Company also amended its senior collateralized credit facility. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. The proceeds of the new term loan were used to repay principal amounts due under the Company's previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of the Company's assets and contains certain covenants as described in Note 7 to notes to consolidated financial

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)  Recapitalization - continued

statements included in the Company's 1999 Form 10-K.

     The Company capitalized debt issuance and other costs of approximately $2.3 million and expensed legal, accounting, and other professional fees of $1.2 million incurred in connection with the Recapitalization. Holdings incurred approximately $279,000 of these costs on the Company's behalf and that amount has been reflected as a non-cash capital contribution as described in the consolidated financial statements included in the Company's 1999 Form 10-K. The Company also wrote-off approximately $2.0 million in previously deferred debt issuance costs on the date of the Recapitalization.

     Other than described above, the Recapitalization had no effect on the historical book values of the Company's assets and liabilities.

(3)  Significant Accounting Policies

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

(4)  Segments

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. The Company has aggregated its corporate truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 1999 and March 31, 2000, the revenues generated from the Company's truck stop operations were $152.6 million and $223.2 million, respectively.

     The Company is also a franchisor to 23 Petro Stopping Center locations as of March 31, 2000. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, the Company reports a total combined franchise revenue amount. During the three months ended March 31, 1999 and March 31, 2000, revenues generated from the Company's franchise operations were $1.0 million and $1.3 million, respectively. These revenues are included in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(5)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gain and loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, but has been postponed by Statement of Financial Accounting Standard No. 137, "An Amendment of SFAS No. 133," for one year with a mandatory effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements and has not determined the timing of, or method of, adoption. However, the implementation of SFAS No. 133 could increase volatility in earnings.

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Related Party Transactions

     For a full discussion of the Company's related party transactions, please refer to Note 9 of the notes to the consolidated financial statements included in the Company's 1999 Form 10-K.

     The Company has been advised by Mobil Long Haul that as a result of the Consent Decree issued by the Federal Trade Commission which became effective in the first quarter of 2000 in connection with the proposed merger of Mobil and Exxon Corporation, that Mobil will no longer be able to sell direct branded fuel products in certain markets. The Company anticipates that the effect of this Consent Decree will be that unbranded diesel fuel will be sold in one market area where the Company operates a Petro Stopping Center. The Company does not believe that the loss of the Mobil diesel brand in this market will have a material adverse effect on either its volumes or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1999 Form 10-K.

     Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors including many factors, some of which we have little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation and market change.

     The forward-looking statements are included in the following sections of this Item, including, without limitation, "--General," "--Liquidity and Capital Resources," and "--Environmental." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Reporting Format

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. We have aggregated our company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     We are also a franchisor to 23 Petro Stopping Center locations as of March 31, 2000. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, we report a total combined franchise revenue amount. During the three months ended March 31, 1999 and March 31, 2000, revenues were $1.0 million and $1.3 million, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     We derive our revenues from:

     .    the sale of diesel and gasoline fuels;

     . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games, franchise royalties, and other operations; and

     . restaurant operations which include the Iron Skillet(R) and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                                         SUMMARY OF SOURCES OF REVENUES
                                          Three Months Ended March 31,
                                      ------------------------------------
                                           1999                2000
                                      ----------------    ----------------
                                             (dollars in thousands)

          Fuel                        $106,881   69.6%    $174,392   77.7%
          Non-Fuel                      33,556   21.8%      35,859   16.0%
          Restaurant                    13,136    8.6%      14,239    6.3%
                                      --------  ------    --------  ------
          Total Net Revenues          $153,573  100.0%    $224,490  100.0%
                                      ========  ======    ========  ======

     Our fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $51.8 million and $57.6 million for the three month periods ended March 31, 1999 and March 31, 2000, respectively.

Taxes

     No provision for income taxes is reflected in the accompanying financial statements because we are organized as a partnership, taxable income and tax deductions are passed through to the individual partners.

General

Recapitalization

     On July 23, 1999, we, certain of our partners and Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo Trucks North America, Inc. ("Volvo"), consummated a series of transactions pursuant to which:

     . Petro Stopping Centers Holdings, L.P. ("Holdings") was formed, and substantially all of the owners in us at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), one of our franchisees), exchanged their interests in us for identical interests in Holdings and became owners of Holdings;

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

     . Volvo Trucks invested $30.0 million to acquire a 28.7% common limited partnership interest in Holdings;

     . Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation, invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings;

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

     . Holdings purchased the 2.0% common interests in us owned by Kirschner for cash consideration of $2.8 million; and

     . Holdings and Petro Holdings Financial Corporation sold for cash $82.7 million in principal amount at stated maturity 15.0% senior discount notes due 2008, and warrants to purchase all the common stock of Petro Warrant Holdings Corporation.

     The foregoing transactions are referred to as the "Recapitalization." The acquisition of the interests of Chartwell and Kirschner was accounted for by Holdings under the purchase method during the third quarter of 1999.

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Petro Warrant Holdings Corporation for $9.7 million. Petro Warrant Holdings Corporation, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in us, and the minority interest of 0.5% is owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

     Cardwell Group:
       General partnership interest.....................................   1.1%
       Limited partnership interest.....................................  50.5%
     Volvo Trucks.......................................................  28.7%
     Mobil Long Haul....................................................   9.7%
     Petro Warrant Holdings Corporation.................................  10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul ($17.0 million) and the Cardwell Group ($7.6 million).

     As discussed above, Holdings funded a portion of its purchase of the Chartwell and Kirschner interests with debt. Holdings currently has no operations of its own and is, therefore, dependent upon our earnings and cash flows to satisfy its obligations under the 15% Notes and the Warrants.

Effect of our Recapitalization

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

     Holdings raised funds from the capital contributions of Volvo Trucks and Mobil Long Haul and from the offering of the 15% Notes and the Warrants exceeding the amounts necessary to purchase the Chartwell and Kirschner interests. As a consequence, Holdings made a cash contribution to us in the amount of approximately $10.8 million.

     As part of the Recapitalization, we also amended our senior collateralized credit facility. The new senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. The proceeds of the new term loan were used to repay principal amounts due under our previous senior credit facility of approximately $38.1 million, plus accrued interest. The new senior credit facility is collateralized by substantially all of our assets and contains certain covenants as described in Note 7 to notes to consolidated financial statements included in our 1999 Form 10-K.

     We capitalized debt issuance and other costs of approximately $2.3 million and expensed legal, accounting, and other professional fees of $1.2 million incurred in connection with the Recapitalization. Holdings incurred approximately $279,000 of these costs on our behalf and that amount has been reflected as a non-cash capital contribution as described in the consolidated financial statements included in our 1999 Form 10-K. We also wrote-off approximately $2.0 million in previously deferred debt issuance costs on the date of the Recapitalization.

     Other than described above, the Recapitalization had no effect on the historical book values of our assets and liabilities.

Operations

     The following table sets forth the development of our Stopping Center network since 1996:

                                                As of March 31,
                                                ---------------
                                   1996     1997     1998     1999     2000
                                   ----     ----     ----     ----     ----

           Company-operated          26       26       28       28       30
           Franchised                15       16       20       21       23
                                   ----     ----     ----     ----     ----

            Total Stopping Centers   41       42       48       49       53
                                   ====     ====     ====     ====     ====

     The following table sets forth information on Stopping Centers opened from March 31, 1996 through March 31, 2000, all but two of which are full-sized facilities.

              Location                            Date Opened
              --------                            -----------

          Company-operated:
            North Baltimore, Ohio                 August 1997
            North Little Rock, Arkansas           September 1997
            Wheeler Ridge, California             June 1999
            Jackson, Mississippi                  November 1999

          Franchised:
            York, Nebraska                        December 1996
            Dupont, Pennsylvania                  May 1997
            Claysville, Pennsylvania              November 1997
            Breezewood, Pennsylvania              February 1998
            Milton, Pennsylvania                  March 1998
            Monee, Illinois                       April 1998
            Lowell, Indiana                       April 1999
            Racine, Wisconsin                     December 1999

     We purchased land in Glendale, Kentucky, North Las Vegas, Nevada, Marianna, Florida, and Cordele, Georgia in November of 1998, September of 1999, October of 1999, and March of 2000, respectively, for the future construction of four new Petro Stopping Centers. We also own a site in Green River, Wyoming which is suitable for the construction of a new Petro Stopping Center. At March 31, 2000, we had under construction new Petro Stopping Centers in Glendale, Kentucky and North Las Vegas, Nevada which are scheduled to open in June and October of 2000, respectively. In April of 2000, we completed construction on and opened a company-operated Stopping Center in Mebane, North Carolina.

     All franchises are operated under franchise agreements which, with one exception, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of its franchise agreement with the Company. One franchise agreement has been amended so that its initial term is approximately fifteen years (expiring in December 2001), and such agreement provides for only one five-year renewal thereof.

     With the exception of Jerome/Twin Falls, Idaho, no notices of termination were received from any franchisees, under franchise agreements with expiring initial terms. Notice of intent not to renew the Jerome/Twin Falls, Idaho franchise was received December 9, 1999 and accordingly, this franchise agreement will terminate effective December 15, 2000. We have both a right of first refusal to acquire this location and the option to purchase it at fair market value. We are currently evaluating options regarding this site.

     In an effort to enhance our franchisee relationship, we completed negotiation with our existing franchisees of a revised form franchise agreement in 1999. The revised franchise agreement has now been given to those franchisees for execution and each franchisee has been given the choice to either enter into the new agreement or remain as a franchisee under the terms of their existing agreement. Execution of new franchise agreements is in various stages of completion, however, in our opinion the election by the franchisees and the timing of the execution of the new agreements will not have a material adverse effect on the Company.

     In addition to our currently operational 23 franchise locations, we have signed an agreement for an additional franchise location in Frederick, Maryland.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Overview. Our net revenues of $224.5 million increased 46.2% in the first three months of 2000 from $153.6 million in the first three months of 1999. On a "comparable unit" basis, revenues increased by 44.2% to $214.6 million from $148.9 million in the prior year quarter. The increases were primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. Operating expenses increased 11.0% to $26.0 million from $23.4 million in the prior year quarter due mainly to our loyalty program, new site pre-opening expenses, and employee-related costs. General and administrative expenses remained relatively consistent to the prior year quarter at $4.8 million. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 63.2% to $174.4 million in the first three months of 2000 compared to $106.9 million in the first three months of 1999. Fuel revenues increased primarily due to a 47.2% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to a 10.9% or
12.7 million gallon increase in fuel volumes. We believe the increased volume is due primarily to the success of our customer loyalty program and our commitment to customer service. Gross margins increased by 16.3% to $10.8 million for the three months ended March 31, 2000, compared to $9.3 million for the prior year quarter. On a "comparable unit" basis, fuel revenues increased 61.8% primarily due to a 48.7% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to an 8.8% or 9.9 million gallon increase in fuel volumes. Gross margins increased by 18.1% or $1.6 million for the three months ended March 31, 2000, compared to the prior year quarter.

     Non-Fuel. Revenues increased 6.9% to $35.9 million in the first three months of 2000 from $33.6 million in the first three months of 1999. The increase in non-fuel revenues is primarily due to a 12.2% or $2.0 million increase in sales at our retail stores, oil, new and used tire, and repair part sales. Gross margins increased 6.5% to $19.7 million in the first three months of 2000 from $18.5 million in first three months of 1999. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.0% or $1.7 million compared to the prior year quarter and gross margins increased 4.8% or $882,000 compared to the prior year quarter.

     Restaurant. Revenues increased 8.4% to $14.2 million in the first three months of 2000 compared to $13.1 million in the first three months of 1999. We believe revenues increased due to increased customer traffic and previous changes in the core menu and featured meal specials, resulting in the average ticket price increasing by 3.9%. Gross margins in the restaurants improved by 7.3% or $693,000. On a "comparable unit" basis, restaurant revenues increased 5.6% or $738,000 compared to the prior year quarter, while gross margins increased by 4.7% or $448,000.

     Costs and Expenses. Total costs and expenses increased 47.7% to $218.4 million in the first three months of 2000, compared to $147.8 million in the first three months of 1999. On a "comparable unit" basis, total costs and expenses increased 45.1% or $64.8 million compared to the prior year quarter. Cost of sales increased 58.0% or $67.5 million from the prior year quarter due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.0% or $2.6 million to $26.0 million for the first three months of 2000 from 1999. The increase is mainly due to a $1.0 million increase in expenses associated with our customer loyalty program, an increase of $1.4 million in employee-related costs due in part by the opening of two new truckstop locations, and an increase in new site pre-opening expenses of $200,000. On a "comparable unit" basis, operating expenses increased 7.3% or $1.6 million to $24.8 million compared to the first three months of 1999. General and administrative expenses remained relatively consistent with the prior year at $4.8 million.

     Equity in Loss of Affiliate. We recognized a $107,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, remained relatively consistent with that of the first three months in 1999.

Liquidity and Capital Resources

     Currently our principal sources of liquidity are:

     . Borrowings under our new senior credit facility, which currently consists of an $85.0 million revolving credit facility and a $40.0 million term loan, providing an aggregate borrowing up to $125.0 million;

     . Sales of common and preferred partnership interests and capital contribution transactions which raised $10.8 million in 1999;

     . Cash flows from operations, which provided $3.9 million and $768,000 for the three months ended March 31, 1999 and March 31, 2000, respectively. The large decrease for the first three months of 2000 was primarily due to normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments and variations in the timing related to trade account payables;

     . Our cash flow used in investing activities was ($4.1) million and ($10.1) million for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase was due primarily to additional investment in property and equipment of $9.3 million for the three months ended March 31, 2000; and

     . Cash flows from financing activities were ($1.2) million and $4.8 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The fluctuations are almost entirely due to our borrowings and repayments on our credit facilities.

     We had negative working capital of $9.6 million and $9.9 million at December 31, 1999 and March 31, 2000, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required in twelve to fifteen days. Approximately 74.0% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Our current senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. At March 31, 2000, we had standby letters of credit issued for approximately $2.7 million resulting in availability of approximately $82.3 million on the revolving credit facility. As of March 31, 2000, there was approximately $5.2 million outstanding on the revolving credit facility. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     We are partly self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the first quarter of 2000, we paid $1.4 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2000, aggregated provisions amounted to $2.3 million. At March 31, 2000, the aggregated accrual amounted to approximately $5.2 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     Capital expenditures totaled $9.3 million for the three months ended March 31, 2000. Included in capital expenditures were funds we spent on existing Petro Stopping Centers and construction of new facilities.

     We currently expect to invest approximately $55.5 million during the remainder of 2000 on capital expenditures. We currently plan to open three new truck stops (in addition to the location opened in Mebane, North Carolina in April of 2000) during the year 2000, with a cost of approximately $10.0 million to $11.0 million per site including land acquisition costs. Approximately $10.0 million will be spent on regular capital maintenance and volume building projects during the year 2000. These capital outlays will be funded through our senior credit facility and internally generated cash.

     We believe that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy our cash requirements for operations through 2000 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, the senior credit facility, and to the extent necessary, additional financing.

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

     Contingencies under environmental laws and regulations may require us to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. We have accrued liabilities for environmental remediation activities consistent with the policy set forth in the notes to the consolidated financial statements of our 1999 Form 10-K. At March 31, 2000, this accrual amounted to approximately $75,000 and, in our opinion, is appropriate based on existing facts and circumstances. We accrue for environmental remediation expenses based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, we do not anticipate that they will have a material adverse effect on our consolidated financial position or results of operations. Actual results, however, could differ from estimated amounts and those differences could be material. At March 31, 2000, we have recognized approximately $163,000 in the consolidated balance sheet related to recoveries of remediation costs from third parties.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 18 of this Quarterly Report.

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PETRO STOPPING CENTERS, L.P.
                                          (Registrant)


Date:  May 12, 2000               By:  /s/ David A. Appleby
                                      ----------------------------------------
                                       David A. Appleby
                                       Vice President of Finance and Treasurer
                                       (on behalf of Registrant and as
                                       Registrant's Principal Financial and
                                       Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.         Exhibit Description
-----------         -------------------

3.1 (aa) Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (bb) Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James
                    A. Cardwell, Jr., as Limited Partners.

10.18* Property Lease Agreement, dated November 12, 1998 between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

27*                 Financial Data Schedule


----------

(aa) Incorporated by reference. Filed with the Company's Current Report on Form 8-K, filed on August 6, 1999.

(bb) Incorporated by reference. Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*       Filed herewith.