Form 10-Q
period 2000-09-30
PETRO STOPPING CENTERS L P
filed 2000-11-13
CIK 919942

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

               For the quarterly period ended September 30, 2000


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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  December 31,    September 30,
                                                     1999             2000
                                                 --------------  ---------------

                    Assets
Current assets:
  Cash and cash equivalents                        $  13,394        $  15,516
  Trade accounts receivable, net                       7,439            8,689
  Inventories, net                                    21,989           23,285
  Other current assets                                 3,120            3,754
  Due from affiliates                                  2,075            2,097
                                                  ------------    -------------
    Total current assets                              48,017           53,341

Property and equipment, net                          184,375          204,596
Deferred debt issuance costs, net                      9,972            9,008
Other assets                                          11,597           12,423
                                                  ------------    -------------
    Total assets                                   $ 253,961        $ 279,368
                                                  ============    =============

            Liabilities and Partners' Capital

Current liabilities:
  Current portion of long-term debt                $   1,001        $   1,392
  Trade accounts payable                              10,767            4,237
  Accrued expenses and other liabilities              20,276           21,928
  Due to affiliates                                   25,537           35,616
                                                  ------------    -------------
    Total current liabilities                         57,581           63,173

Long-term debt, excluding current portion            180,297          194,248
                                                  ------------    -------------
    Total liabilities                                237,878          257,421
                                                  ------------    -------------

Commitments and contingencies

Partners' capital (deficit):
  General partners'                                     (254)            (245)
  Limited partners'                                   16,337           22,192
                                                  ------------    -------------
    Total partners' capital                           16,083           21,947
                                                  ------------    -------------
    Total liabilities and partners' capital        $ 253,961        $ 279,368
                                                  ============    =============




    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                       1999             2000                 1999              2000
                                                  ---------------  ---------------      ---------------  ---------------
Net revenues:
  Fuel (including motor fuel taxes)                 $ 132,256         $ 198,519           $ 357,154         $ 548,779
  Non-fuel                                             51,492            58,266             148,607           163,636
                                                  ---------------  ---------------      ---------------  ---------------
      Total net revenues                              183,748           256,785             505,761           712,415

Costs and expenses:
  Cost of sales -
     Fuel (including motor fuel taxes)                122,512           186,390             328,427           514,018
     Non-fuel                                          20,617            24,710              59,817            68,025
  Operating expenses                                   25,843            28,787              73,630            82,335
  General and administrative                            4,663             4,641              14,423            13,691
  Depreciation and amortization                         3,415             4,197              10,085            11,961
  Gain on disposition of fixed assets                       -                 -                (849)              (59)
                                                  ---------------  ---------------      ---------------  ---------------
    Total costs and expenses                          177,050           248,725             485,533           689,971
                                                  ---------------  ---------------      ---------------  ---------------

    Operating income                                    6,698             8,060              20,228            22,444

Recapitalization costs                                   (326)                -                (949)                -
Equity in loss of affiliate                              (221)              (22)               (451)             (111)
Interest income                                           180                74                 379               255
Interest expense, net                                  (5,088)           (5,419)            (15,314)          (15,386)
                                                  ---------------  ---------------      ---------------  ---------------

    Income before extraordinary item                    1,243             2,693               3,893             7,202

Extraordinary item - write-off of debt
   restructuring costs associated with retired
   debt                                                (2,016)                -              (2,016)                -
                                                  ---------------  ---------------      ---------------  ---------------

    Net income (loss)                                  $ (773)          $ 2,693             $ 1,877           $ 7,202
                                                  ===============  ===============      ===============  ===============

          See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the Nine Months Ended September 30, 2000
                                (in thousands)

                                                               General
                                                              Partners'            Limited             Total
                                                               Capital            Partners'          Partners'
                                                              (Deficit)            Capital            Capital
                                                          -----------------   -----------------   ----------------
Balances, December 31, 1999                                     $ (254)           $ 16,337            $ 16,083
 Partners' minimum tax distribution                                (10)             (1,328)             (1,338)
 Net income                                                         19               7,183               7,202
                                                          -----------------   -----------------   ----------------
Balances, September 30, 2000                                    $ (245)           $ 22,192            $ 21,947
                                                          =================   =================   ================

    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               1999               2000
                                                                               ----               ----
Cash flows from operating activities:
  Net income                                                                   $ 1,877           $ 7,202
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               10,085            11,961
    Extraordinary item - write-off of debt restructuring
       costs associated with retired debt                                        2,016                 -
    Deferred debt issuance cost amortization                                     1,190             1,076
    Bad debt expense                                                               185               229
    Equity in loss of affiliate                                                    451               111
    Gain on disposition of assets                                                 (849)              (59)
  Increase (decrease) from changes in:
    Trade accounts receivable                                                   (6,407)           (1,479)
    Inventories                                                                 (2,765)           (1,296)
    Other current assets                                                           512              (634)
    Due from affiliates                                                           (800)              (22)
    Due to affiliates                                                            7,545            10,079
    Trade accounts payable                                                       4,358            (6,530)
    Accrued expenses and other liabilities                                         224             1,600
                                                                          ----------------   ---------------
        Net cash provided by operating activities                               17,622            22,238
                                                                          ----------------   ---------------

  Cash flows from investing activities:
    Proceeds from disposition of assets                                          1,394               126
    Purchases of property and equipment                                        (22,123)          (32,224)
    Increase in other assets, net                                               (3,292)             (910)
                                                                          ----------------   ---------------
        Net cash used in investing activities                                  (24,021)          (33,008)
                                                                          ----------------   ---------------

  Cash flows from financing activities:
    Repayments of bank debt                                                     (1,400)          (12,100)
    Proceeds from bank debt                                                      1,400            27,000
    Repayments of long-term debt and capital lease                             (39,254)             (622)
    Proceeds from long-term debt                                                40,000                 -
    Partners' minimum tax distributions                                         (2,100)           (1,338)
    Cash contributions                                                          10,987                 -
    Payment of debt issuance and consent costs                                  (1,961)              (48)
                                                                          ----------------   ---------------
         Net cash provided by financing activities                               7,672            12,892
                                                                          ----------------   ---------------
  Net increase in cash and cash equivalents                                      1,273             2,122
  Cash and cash equivalents, beginning of period                                13,183            13,394
                                                                          ----------------   ---------------
  Cash and cash equivalents, end of period                                    $ 14,456          $ 15,516
                                                                          ================   ===============
------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
   Interest paid during the period, net of capitalized interest
      of $114 and $717 in 1999 and 2000                                       $ 17,082          $ 17,585
Non-cash activities -
   Preferred return on mandatorily redeemable preferred
      partnership interests                                                     23,172                -
   Assignment of mandatorily redeemable preferred partnership interests
      and accrued but unpaid preferred returns to partners' capital             24,331                -
   Non-cash contributions                                                          954                -

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 1999 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and September 30, 2000, partners' capital for the nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 1999 and September 30, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $60.4 million for the three month periods ended September 30, 1999 and September 30, 2000, respectively, and $152.6 million and $176.7 million for the nine month periods ended September 30, 1999 and September 30, 2000, respectively.

(2) Significant Accounting Policies

Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation.

(3) Segments

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. The Company has aggregated its company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 1999 and September 30, 2000, the revenues generated from the Company's truck stop operations were $182.4 million and $255.3 million, respectively, and $502.1 million and $708.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively.

     As of September 30, 2000, the Company is also a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, the Company reports a total combined franchise revenue amount. Revenues generated from the Company's franchise operations were $1.3 million and $1.5 million during the three months ended September 30, 1999 and September 30, 2000, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

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

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 1999 Form 10-K.

     Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q may be considered forward-looking statements. The Company cautions that these statements are further qualified by important factors, some of which the Company has little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

     The forward-looking statements are included in the following sections of this Item, including, without limitation, "--Network Development," "--Results of Operations," and "--Liquidity and Capital Resources." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

Overview

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores to the professional truck driver industry and other highway motorists. We have aggregated our company truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 1999 and September 30, 2000, the revenues generated from our truck stop operations were $182.4 million and $255.3 million, respectively, and $502.1 million and $708.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively.

     As of September 30, 2000, we are also a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of a franchisee's sales. Given the relative insignificance of initial franchise fees and other revenue types, we report a total combined franchise revenue amount. Revenues generated from our franchise operations were $1.3 million and $1.5 million during the three months ended September 30, 1999 and September 30, 2000, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. These revenues are included in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     We derive our revenues from:

     .   the sale of diesel and gasoline fuels;

     . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, showers, laundry, video games, franchise royalties, and other operations; and

     . restaurant operations which include the Iron Skillet(R)and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                                                  SUMMARY OF SOURCES OF REVENUES
                             Three Months Ended September 30,                 Nine Months Ended September 30,
                         ------------------------------------------      ------------------------------------------
                                 1999                    2000                     1999                   2000
                         ------------------      ------------------      -------------------     ------------------
                                                      (dollars in thousands)

Fuel                     $ 132,256     72.0%     $ 198,519     77.3%     $ 357,154      70.6%    $ 548,779     77.0%
Non-Fuel                    37,118     20.2%        42,191     16.4%       107,247      21.2%      118,087     16.6%
Restaurant                  14,374      7.8%        16,075      6.3%        41,360       8.2%       45,549      6.4%
                         ------------------      ------------------      -------------------     ------------------
Total Net Revenues       $ 183,748    100.0%     $ 256,785    100.0%     $ 505,761     100.0%    $ 712,415    100.0%
                         ==================      ==================      ===================     ==================

     Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $50.4 million and $60.4 million for the three month periods ended September 30, 1999 and September 30, 2000, respectively, and $152.6 million and $176.7 million for the nine month periods ended September 30, 1999 and September 30, 2000, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are organized as a partnership; taxable income and tax deductions are passed through to the individual partners.

Network Development

     The following table sets forth the development of our Stopping Center network since 1996:

                                                         As of September 30,
                                                         -------------------
                                                1996     1997     1998    1999     2000
                                                ----     ----     ----    ----     ----
               Company-operated                   26       28       28      29       33
               Franchised                         15       17       21      22       23
                                                 ---      ---      ---     ---      ---
                  Total Stopping Centers          41       45       49      51       56
                                                 ===      ===      ===     ===      ===

     The following table sets forth information on Stopping Centers opened from September 30, 1996 through September 30, 2000, all but two of which are full-sized facilities.

                          Location                         Date Opened
                          --------                         -----------
             Company-operated:
                 North Baltimore, Ohio                     August 1997
                 North Little Rock, Arkansas               September 1997
                 Wheeler Ridge, California                 June 1999
                 Jackson, Mississippi                      November 1999
                 Mebane, North Carolina                    April 2000
                 Glendale, Kentucky                        June 2000
                 Carlisle, Pennsylvania                    September 2000


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

     In September 2000, we purchased land in Hermiston, Oregon for the construction of a new Petro Stopping Center. At September 30, 2000, we had a new Petro Stopping Center under construction in North Las Vegas, Nevada, which is scheduled to open in January 2001. Also, in September 2000, we commenced operation of the truck diesel fuel island portion of an existing truckstop in Carlisle, Pennsylvania and acquired this facility in October 2000. The Carlisle facility will undergo remodeling and we will construct a new main building scheduled for completion in October 2001. At the time of the Carlisle, Pennsylvania acquisition, we entered into an agreement with the seller of that facility for a new Petro franchise location in Frystown, Pennsylvania. We also entered into a lease of an existing truckstop in Los Banos, California in October 2000, which will be opened as a Petro:2 Center.

     Pursuant to a notice previously received from the Twin Falls franchisee, the Twin Falls, Idaho franchise will cease operations as a Petro Stopping Center in December 2000. In August 2000, we decided not to exercise our right to retain the Twin Falls site in our network. We do not believe that the loss of the Twin Falls, Idaho franchise will have a material adverse effect on our results of operations or network offerings to our customers.

     In addition to our currently operational 23 franchise locations, in December 1998, we had signed an agreement for a new franchise location in Frederick, Maryland, which was terminated by us in September 2000.

Results of Operations

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Overview. Our net revenues of $712.4 million increased 40.9% in the first nine months of 2000 from $505.8 million in the first nine months of 1999. On a "comparable unit" basis, revenues increased by 35.7% to $666.2 million from $490.9 million in the prior year. The increases were primarily due to an increase in fuel revenues from the prior year as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year. Operating expenses increased 11.8% to $82.3 million from $73.6 million in the prior year due mainly to employee-related costs due in part to the opening of four new truckstop locations, marketing expenses, and new site pre-opening expenses. General and administrative expenses decreased 5.1% to $13.7 million from $14.4 million in the prior year primarily due to the discontinuance of management fees formerly paid to certain partners prior to the consummation of our Recapitalization in July 1999. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 53.7% to $548.8 million in the first nine months of 2000 compared to $357.2 million in the first nine months of 1999. Fuel revenues increased primarily due to a 34.0% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year. The increase in fuel revenues was also due to a 14.7% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 21.0% to $34.8 million for the nine months ended September 30, 2000, compared to $28.7 million for the prior year. On a "comparable unit" basis, fuel revenues increased 48.8% primarily due to a 35.1% increase in our average retail-selling price per fuel gallon compared to the prior year. The increase in fuel revenues was also due to a 10.2% increase in fuel volumes. Gross profits increased by 20.8% or $5.7 million for the nine months ended September 30, 2000, compared to the prior year.

     Non-Fuel. Revenues increased 10.1% to $118.1 million in the first nine months of 2000 from $107.2 million in the first nine months of 1999. The increase in non-fuel revenues is primarily due to an 11.0% or $8.6 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 6.8% to $63.1 million in the first nine months of 2000 from $59.1 million in the first nine months of 1999. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 5.7% or $6.1 million compared to the prior year and gross profits increased 2.9% or $1.7 million compared to the prior year.

     Restaurant. Revenues increased 10.1% to $45.5 million in the first nine months of 2000 compared to $41.4 million in the first nine months of 1999. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 4.7%. Gross profits in the restaurants improved by 9.4% or $2.8 million. On a "comparable unit" basis, restaurant revenues increased 4.4% or $1.8 million compared to the prior year, while gross profits increased by 4.0% or $1.2 million.

     Costs and Expenses. Total costs and expenses increased 42.1% to $690.0 million in the first nine months of 2000 compared to $485.5 million in the first nine months of 1999. On a "comparable unit" basis, total costs and expenses increased 36.2% or $170.8 million compared to the prior year. Cost of sales increased 49.9% or $193.8 million from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.8% or $8.7 million to $82.3 million for the first nine months of 2000 compared to the prior year. The increase is primarily due to a $5.2 million increase in employee-related costs due in part to the opening of four new truckstop locations, a $2.0 million increase in marketing expenses, and an increase in new site pre-opening expenses of $1.0 million, all of which were partially offset by a $916,000 decrease in system project costs. On a "comparable unit" basis, operating expenses increased 4.5% or $3.3 million to $76.2 million compared to the first nine months of

1999. The increase is primarily due to a $1.3 million increase in employee-related costs and a $1.6 million increase in marketing expenses, both of which were partially offset by a $916,000 decrease in system project costs. General and administrative expenses decreased 5.1% or $732,000 to $13.7 million compared to the prior year primarily due to the discontinuance of management fees formerly paid to certain partners prior to the consummation of our Recapitalization in July 1999.

     Equity in Loss of Affiliate. We recognized a $111,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased $72,000 or 0.5% in the first nine months of 2000 compared to the first nine months in 1999 primarily due to increased interest expense of $675,000 resulting from increased borrowings in the first nine months of 2000 compared to the prior year, partially offset by an increase capitalized interest of $603,000.

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Overview. Our net revenues of $256.8 million increased 39.7% in the third quarter of 2000 from $183.7 million in the third quarter of 1999. On a "comparable unit" basis, revenues increased by 31.2% to $234.0 million from $178.4 million in the prior year quarter. The increases were primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. Operating expenses increased 11.4% to $28.8 million from $25.8 million in the prior year quarter due mainly to employee-related costs due in part to the opening of four new truckstop locations. General and administrative expenses in the third quarter of 2000 approximated the prior year quarter. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 50.1% to $198.5 million in the third quarter of 2000 compared to $132.3 million in the third quarter of 1999. Fuel revenues increased primarily due to a 26.5% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to an 18.7% increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 24.5% to $12.1 million for the three months ended September 30, 2000, compared to $9.7 million for the prior year quarter. On a "comparable unit" basis, fuel revenues increased 41.5% primarily due to a 28.2% increase in our average retail-selling price per fuel gallon compared to the prior year quarter. The increase in fuel revenues was also due to a 10.3% increase in fuel volumes. Gross profits increased by 21.8% or $2.0 million for the three months ended September 30, 2000, compared to the prior year quarter.

     Non-Fuel. Revenues increased 13.7% to $42.2 million in the third quarter of 2000 from $37.1 million in the third quarter of 1999. The increase in non-fuel revenues is primarily due to a 16.9% or $4.5 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 6.9% to $22.0 million in the three months ended September 30, 2000 from $20.6 million in the prior year quarter. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and our continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 6.5% or $2.4 million compared to the prior year quarter and gross profits increased 0.8% or $156,000 compared to the prior year quarter.

     Restaurant. Revenues increased 11.8% to $16.1 million in the third quarter of 2000 compared to $14.4 million in the third quarter of 1999. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 5.9%. Gross profits in the restaurants improved by 12.2% or $1.3 million. On a "comparable unit" basis, restaurant revenues increased 3.4% or $496,000 compared to the prior year quarter, while gross profits increased by 4.0% or $415,000.

     Costs and Expenses. Total costs and expenses increased 40.5% to $248.7 million in the third quarter of 2000 compared to $177.1 million in the third quarter of 1999. On a "comparable unit" basis, total costs and expenses increased 31.4% or $54.0 million compared to the prior year quarter. Cost of sales increased 47.5% or $68.0 million from the prior year quarter due mainly to significantly higher fuel costs in the current year. Operating expenses increased 11.4% or $2.9 million to $28.8 million for the third quarter of 2000 compared to the prior year quarter. The increase is primarily due to a $2.0 million increase in employee-related costs due in part to the opening of four new truckstop locations. On a "comparable unit" basis, operating expenses in the third quarter of 2000 increased 2.8% or $721,000 to $26.3 million compared to the third quarter of 1999. General and administrative expenses for the third quarter of 2000 approximated the prior year quarter.

     Equity in Loss of Affiliate. We recognized a $22,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 6.5% or $331,000 in the third quarter of 2000 compared to the third quarter of 1999 primarily due to increased interest expense of $367,000 resulting from increased borrowings in the third quarter of 2000 compared to the prior year quarter.

Liquidity and Capital Resources

     Currently our principal sources of liquidity are:

     . Borrowings under our senior credit facility, which consists of an $85.0 million revolving credit facility and a $40.0 million term loan, providing an aggregate borrowing up to $125.0 million; and

     . Cash flows from operating activities, which were $17.6 million and $22.2 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase for the first nine months of 2000 as compared to the same period in 1999, was primarily due to the timing of receipts related to trade receivables and normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel purchases offset by variations in the timing related to trade account payables.

     We had negative working capital of $9.6 million and $9.8 million at December 31, 1999 and September 30, 2000, respectively. Negative working capital is normal in the truckstop industry. Diesel fuel inventory turns every two to three days, while payment is generally required over a longer period of time. Approximately 74.0% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Our senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million term loan. At September 30, 2000, we had standby letters of credit issued for approximately $2.6 million and approximately $14.9 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of $67.5 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Capital expenditures totaled $32.2 million for the nine months ended September 30, 2000. Included in capital expenditures were funds we spent on existing Petro Stopping Centers of approximately $6.4 million and acquisition and construction of new facilities of approximately $25.8 million.

     We currently expect to invest approximately $17.4 million during the remainder of 2000 on capital expenditures. Of this amount, we believe approximately $13.5 million will be spent on new sites and $3.9 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2000, we paid $6.4 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2000, aggregated provisions amounted to $6.8 million. At September 30, 2000, the aggregated accrual amounted to approximately $4.7 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     We believe that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy our cash requirements for operations through the year 2000 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, the senior credit facility, and to the extent necessary, additional financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 1999 Form 10-K.

     At September 30, 2000, we were party to an interest rate swap agreement with an aggregate principal amount of $19.9 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the aggregate principal amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap was to increase the rate we were required to pay by .04%, which resulted in additional interest expense of approximately $6,000.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Incorporated herein by reference is a list of Exhibits contained in the
         Exhibit Index on page 15 of this Quarterly Report.

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PETRO STOPPING CENTERS, L.P.
                                                    (Registrant)


Date:  November 13, 2000                    By:  /s/ David A. Appleby
                                                -------------------------------
                                                     David A. Appleby
                                                     Vice President of Finance
                                                     and Treasurer (on behalf
                                                     of Registrant and as
                                                     Registrant's Principal
                                                     Financial and Chief
                                                     Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.          Exhibit Description
----------           -------------------

3.1 (aa) Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (bb) Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

27*                  Financial Data Schedule

---------

(aa) Incorporated by reference. Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(bb) Incorporated by reference. Filed with the Company's Current Report on Form 8-K, filed on August 6, 1999.

*    Filed herewith.