Form 10-K405
period 2000-12-31
PETRO STOPPING CENTERS L P
filed 2001-04-02
CIK 919942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000


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

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
              ---  ---

     State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant.

                                 Not Applicable


================================================================================

                                     PART I

Item 1.   Business

General

     On December 31, 1994, we were formed as a Delaware limited partnership. We are a nationwide operator of large, multi-service truck stops with a network of 57 facilities known as Petro Stopping Centers(R) ("Petro Stopping Centers"), located in 32 states. Our business was founded by J.A. Cardwell Sr., who opened the first truck stop in El Paso, Texas in 1975. We have built our reputation by providing the "quality difference," which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Each Petro Stopping Center offers a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventive maintenance centers ("Petro:Lube(R)"), and travel and convenience stores to professional truck drivers, other highway motorists, and local residents. Of the 57 Petro Stopping Centers, 22 are operated by franchisees who are required to meet our high standards of quality and service. Our primary customers are commercial trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. We sell diesel fuel to approximately 9,000 trucking accounts.

     Our facilities are designed to offer a number of benefits to truck fleet operators and drivers. These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks, and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of our one-stop, multi-service facilities. As trucking fleets consolidate and outsource their fueling as well as maintenance requirements, we expect that our facilities will continue to experience growth in diesel fuel volume and preventive maintenance revenues.

Recapitalization

     On July 23, 1999, we, certain of our partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed as a Delaware limited partnership, and substantially all of the owners in us at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in us for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of 15.0% senior discount notes due 2008 (as defined below). Petro Holdings Financial Corporation, ourselves and our subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation ("Mobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings. Holdings purchased 50.8% of common interest in us owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% of common interests in us owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization."

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings' 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Warrant Holdings. As consideration for the 15% Notes and the Warrants, Holdings received cash of $40.0 million, of which $30.3 million was allocated to the 15%

Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in us with the remaining 0.5% owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

         Cardwell Group:
             General partnership interest...................  1.1%
             Limited partnership interest................... 50.5%
         Volvo Trucks....................................... 28.7%
         Mobil Long Haul....................................  9.7%
         Petro Warrant Holdings Corporation................. 10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul and the Cardwell Group.

     Holdings conducts substantially all of its operations through us where its operating assets are held. Holdings currently has no operations of its own and is, therefore, dependent upon our earnings and cash flows to satisfy its obligations under the 15% Notes and Warrants.

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

     Holdings raised funds from the capital contributions of Volvo Trucks and Mobil Long Haul and the offering of the units exceeding the amounts necessary to purchase the interests owned in us by Chartwell and Kirschner. As a consequence, Holdings made a cash contribution to us in the amount of approximately $10.8 million.

     As part of the Recapitalization, we also amended our senior credit facility. The senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million original principal term loan. The proceeds of the term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest. The senior credit facility is collateralized by substantially all of our assets and contains certain covenants as described in Note 6 to notes to consolidated financial statements included herein.

     As of December 31, 1999, we capitalized debt issuance and other costs of approximately $2.2 million and expensed legal, accounting, and other professional fees of $1.2 million incurred in connection with the Recapitalization. Holdings incurred approximately $279,000 of these costs on behalf of us and that amount has been reflected as a non-cash capital contribution in the accompanying financial statements.

     Other than described above, the Recapitalization had no effect on the historical book values of our assets and liabilities.

Petro Stopping Centers

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, generally are built on fifteen to thirty acres situated at a convenient location with easy interstate highway access. They can accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit, and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. These include separate gas and diesel fueling islands, our home-style Iron Skillet(R) restaurants, truck preventative maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers' needs during long periods away from home. Additionally, we provide amenities such as telephone, fax, photocopying, computer, other communication services, and postal services. Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and movie rooms, barbershops, and at some sites, medical services. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop.

     In addition to our 35 company-operated locations, we are franchisor to 22 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our name and for services provided to the franchisees. For the years ended December 31, 1998, 1999, and 2000 these revenues were $4.5 million, $5.0 million, and $5.5 million, respectively, and are included in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss.

     Of our 35 company-operated Petro Stopping Centers, 31 are full-size locations and four are Petro:2(R) Stopping Centers which provide the same basic fuel and non-fuel services as full-size Petro Stopping Centers, but on a smaller scale and with fewer amenities. All of the company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 22 franchised facilities, eighteen are full-service locations and four are Petro:2(R) Stopping Centers.

Fuel

     Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional drivers and typically consists of eight to sixteen fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of a truck's two tanks. Pursuant to our strategic alliance with Mobil, see Item 13, "Certain Relationships and Related Transactions," we sell Mobil branded diesel fuel at all but one of the company-operated diesel fuel islands. All Mobil branded diesel fuel islands and dispensers we operate carry signage with both the "Petro" and "Mobil" brand names.

     In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 34 of our 35 company-operated locations. The auto fuel islands are accessed by separate "auto-only" entrances, which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to six fuel dispensers for convenient and efficient fueling.

Non-fuel (excluding restaurant)

     In 1983 we opened our first Petro:Lube(R) facility to provide "while-you-wait" preventive maintenance service for trucks. Since that time, Petro:Lubes(R) have been introduced at all but one of our company-operated Petro Stopping Centers. In addition to Petro Stopping Center locations, we opened a stand-alone Petro:Lube(R) in 1996. Petro:Lube(R) facilities offer oil, filter, and lubrication services, new, used, and retread tires, as well as tire and other minor repairs. We believe we were the first truck stop chain to offer these types of services to truckers on an express basis.

     Each Petro:Lube(R) sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Kelly, Bridgestone, Michelin, and Firestone tires. Petro:Lubes(R) primarily feature Mobil's Delvac brand lubricants as part of our marketing strategy with Mobil. See Item 13, "Certain Relationships and Related Transactions." Each Petro:Lube(R) honors manufacturers' warranties as well as our warranties for work performed at any Petro:Lube(R) throughout the country. Petro:Lube(R) services are primarily utilized by owner/operators and small fleets, but we believe that larger fleets are increasingly looking to outsource their maintenance needs.

     To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a "mini-mart" offering an array of deli take-out food, snack foods, beverages, toiletries, and a basic selection of trucker accessories and supplies. In addition, other services (including certified scales, check cashing, permit services, faxing, and copying) are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

     Each full size Petro Stopping Center also includes a "Travel Store," located in the main facility away from the fueling islands. Travel Stores feature merchandise specifically selected to cater to a professional truck driver's shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. A Travel Store typically carries approximately 7,500 SKUs and averages 1,900 square feet of selling space.

     To meet the personal and business needs of commercial drivers and other motorists, we provide numerous additional services at the main facility of our Petro Stopping Centers. At the typical Petro Stopping Center, customers have access to telephone, internet, money wire services, fax, and other communication services, overnight express drop boxes, and ATMs. In addition, customers may receive their paychecks and cash advances. At most locations, professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by third parties which lease part of a Petro Stopping Center to provide these services. For a driver's comfort and relaxation, Petro Stopping Centers provide laundry facilities, game rooms, television viewing rooms and, at thirteen Petro Stopping Centers, movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

     Each full-size Petro Stopping Center features twelve to eighteen private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

     Beginning in June 1993 the Petro Stopping Centers located in Hammond and Shreveport, Louisiana have featured video poker operations. Due to the disallowance of video poker operations per the parish in which the Hammond facility is located, we were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. As part of the video poker license renewal for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

Restaurant

     Each full-size Petro Stopping Center includes our trademarked Iron Skillet(R) restaurant. This home-style, sit down restaurant typically seats approximately 180 customers, and features counter and wait service, a soup and salad bar and three "All-You-Can-Eat" buffets per day. The Iron Skillet(R) prides itself on "home cooked" items prepared fresh at each location. Recipes developed at our test kitchen in El Paso are accessible from each location by computer. Iron Skillet(R) restaurants are open 24 hours per day, 365 days per year and have "drivers only" sections, which are preferred by drivers who like to socialize and exchange information with other drivers at our restaurants. Public telephones are generally available throughout the dining area for customer convenience.

     We have introduced nationally branded fast food concepts at fourteen of our company-operated locations. We currently operate, under franchise agreements, two Wendy's, one Taco Time, two Blimpie Subs & Salads, three Baskin-Robbins, three Tastee Freeze, four Noble Romans, and ten Pizza Hut Express units and plan to selectively expand our fast food program during the next several years. In addition, we have introduced our own branded deli program in some Petro Stopping Centers known as "The Filling Station." At December 31, 2000, we had fifteen locations that offered Filling Stations and plan to selectively expand the concept in the future.

Competition

     The U.S. truck stop industry is large and highly fragmented. We believe that there are approximately 2,000 multi-service truck stops located on interstate highways, approximately 24.0% of which are operated by four national truck stop chains, of which we are one. The other three chains are TravelCenters of America, Inc., (approximately 160 locations), Flying J Inc., (approximately 133 locations), and Pilot Corporation (approximately 130 locations). We believe that, while we compete with all truck stops, our principal competitors are increasingly these nationwide, truck stop chains, some of which have substantially greater financial and marketing resources than we do.

     While we price our diesel fuel competitively, we believe our larger sites with more amenities offer a competitive advantage. A number of other large, multi-service truck stop chains build somewhat smaller and less expensive facilities, emphasizing low-priced diesel fuel and fast food restaurants. Many of the other truck stop chains employ discount pricing of diesel fuel to compete. At the same time, increased competition and consolidation among trucking companies in recent years have increased truck fleet owners' focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for us and our competitors. In addition, from time to time, we face intense price competition in some of our markets. Because industry studies indicate that approximately two out of every three stops made by a truck driver are for reasons other than the purchase of fuel, we believe that the variety of non-fuel services and products which we offer will continue to attract professional truck driver business and should provide us a competitive advantage in spite of continued fuel pricing competition.

Fuel and Lubricant Suppliers

     As previously disclosed, in July 1999 we entered into two ten-year supply agreements with Mobil. Under the terms of one of these agreements Mobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreements.

     As a result of the Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil and Exxon Corporation, Mobil will no longer be able to sell direct branded fuel products in certain markets. We anticipate that the effect of the Consent Decree will be that unbranded diesel fuel will be sold in one market area where we operate a Petro Stopping Center. We do not believe that the loss of the Mobil diesel brand in this market will have a material adverse effect on either our volumes or results of operations. See Item 13, "Certain Relationships and Related Transactions."

     We purchase diesel fuel for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2000, we purchased 99.0% of our diesel fuel through Mobil, Exxon Mobil Corporation, or Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of Mobil, approximately 86.2% of which was third-party fuel purchased through this arrangement. The approximate aggregate amount paid under the Mobil Supply Agreements for the year ended December 31, 2000 totaled $660.3 million.

Trademarks and Service Marks

     We are the owner in the United States of various registered trademarks and service marks, including Petro Stopping Centers(R), Petro:Lube(R), Iron Skillet(R), and Petro:2(R). We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services. We also have several applications to register trademarks and service marks currently pending in the United States Patent and Trademark office.

Governmental Regulation

Environmental Regulation

     Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. We use underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We are currently evaluating the extent of this remediation and performing site assessments. In that regard, we do not believe any required remediation will have a material adverse effect on our consolidated financial condition or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements. For the years ended December 31, 1998, 1999, and 2000, our expenditures for environmental matters were $385,000, $156,000, and $143,000, respectively. See Note 2 to notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

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

     We are currently a party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of our operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 we arranged for the transportation of waste oil products from our Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that our activities with regard to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), we and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Sections 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. We and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the Patterson Response Group). The Patterson Response Group has completed essentially all of the work mandated by the EPA at the Patterson Site and has negotiated the terms of a final release and settlement with the EPA. It is anticipated that the document effectuating that release and settlement will become effective in the spring or early summer of 2001. Although we do not believe that our involvement in the Patterson Site will have a material adverse effect on our consolidated financial condition or results of operations, if the EPA or the State of California imposes environmental response requirements beyond the scope presently mandated by the EPA, then our liability could exceed our current expectations. See Note 14 to notes to consolidated financial statements for the year ended December 31, 2000.

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

Other Regulations

     We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependant on the underlying requirement that the granting of the permit be consistent with the health, safety, and moral welfare of the community. Although we believe that careful planning and site selection reduces the likelihood of significant zoning opposition, significant opposition to the construction of a Petro Stopping Center, if encountered, may cause us to incur substantial expenses and delay in the openings of new Petro Stopping Centers.

     Our restaurant operations are conducted under federal, state, and local regulations concerning health standards, sanitation, fire, and general safety, noncompliance with which could result in temporary or permanent curtailment or termination of a restaurant's operations. In addition, difficulties in obtaining the required licensing or approvals could result in delays or cancellations in the openings of new restaurant facilities.

     State and local authorities oversee our video poker operations. We were required to and did phase out video poker operations at the Hammond, Louisiana facility at the end of June 1999. As part of the video poker license renewal for 1999-2000, we leased the Shreveport, Louisiana fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements.

     As a franchisor we also operate under federal and state regulation. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding our company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit "deceptive trade practices" and, in some cases, impose fairness and "anti-discrimination" standards.

     In addition to the franchise regulations outlined immediately above, our operations are conducted under the federal Petroleum Marketing Practices Act, which prohibits a franchisor engaged in the sale, consignment or distribution of refiner-branded motor fuels from terminating or failing to renew a "franchise" or "franchise relationship," except on specified grounds and only after compliance with the statute's notification provisions.

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

Employees

     As of December 31, 2000, we had a total of 4,186 employees, of which 3,906 were full-time and 280 were part-time. At that date, 501 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,685 employees were hourly employees. Almost 96.0% of our employees worked at the Petro Stopping Centers and most employees at the Petro Stopping Centers work on an hourly basis.

     We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2.   Properties

     Our corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Company. We lease the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, "Certain Relationships and Related Transactions."

     We own the underlying land and all facilities at 29 of our 35 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Hammond, Louisiana and Jackson, Mississippi sites and lease the Effingham, Illinois, North Baltimore, Ohio, and Los Banos, California sites in their entirety. The Petro Stopping Center located in Effingham, Illinois, is leased from an entity owned by current and former employees of the Company. See Item 13, "Certain Relationships and Related Transactions."

     In March and September of 2000, we purchased land in Cordele, Georgia and Hermiston, Oregon, respectively, for the future construction of two new Petro Stopping Centers. We also own sites in Green River, Wyoming and Marianna, Florida, which are suitable for the construction of new Petro Stopping Centers. We have options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located near or adjacent to three existing Petro Stopping Centers: Weatherford, Texas (thirty-four acres); Beaumont, Texas (seventeen acres); and Oklahoma City, Oklahoma (thirty acres). See Item 13, "Certain Relationships and Related Transactions."

     At December 31, 2000, we had a new Petro Stopping Center under construction in North Las Vegas, Nevada, which opened in January 2001. In September 2000, we commenced operation of the truck diesel fuel island portion of an existing truck stop in Carlisle, Pennsylvania and acquired this facility in October 2000. The Carlisle facility will undergo remodeling and we will construct a new main building scheduled for completion in October 2001. In October 2000, we entered into a lease of an existing truck stop in Los Banos, California and commenced operation of the truck diesel fuel island in November 2000. The Los Banos facility will undergo remodeling and construction for the remaining portion of this Petro:2(R) Stopping Center scheduled for completion in March 2001. Additionally, we opened and commenced operations of new full size Petro Stopping Centers at Glendale, Kentucky and Mebane, North Carolina in June 2000 and April 2000, respectively.

Franchises

     Each existing franchise agreement grants to the franchisee the right and license to operate a Petro Stopping Center in a specified territory. The franchise agreements require that the franchisee, at its expense, build and operate the Petro Stopping Center in accordance with requirements, standards, and specifications prescribed by us, including site approval, and that the franchisee purchase products from suppliers approved by us. We, in turn, are obligated to provide the franchisee with, among other things, advisory assistance with the operation of the Petro Stopping Center and advertising and promotional programs.

     The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2000, our revenues from our 23 franchise locations totaled $5.5 million. In addition, franchisees contributed $544,000 to the advertising programs.

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

     In the event that the franchisee wishes to accept an offer from a third-party to purchase its facility upon termination or expiration of the franchise agreement, the franchise agreement grants us a right of first refusal to purchase the facility, at the price offered by the third-party. Similarly, in fourteen cases, we have the right to purchase the franchise for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

     All franchises are operated, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

     As of December 31, 2000, current terms of our franchise agreements will expire as follows: one in 2003; two in each of 2007 and 2009; three in each of 2002, 2004, 2005, and 2008; and five in 2006.

     Two franchisees operate four locations, one operates three locations, one operates two locations, and nine operate one location each. None of the franchisees is affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, "Certain Relationships and Related Transactions."

     The Twin Falls, Idaho franchise ceased operations as a Petro Stopping Center in December 2000, after we had determined not to exercise our right to retain the site in our network. The loss of the Twin Falls, Idaho franchise will not have a material adverse effect on our results of operations or network offerings to our customers.

     In addition to these operating 22 franchise locations, we entered into an agreement at the time of the Carlisle, Pennsylvania acquisition with the seller of that facility for a new franchise location in Frystown, Pennsylvania. Additionally, we signed an agreement for a new franchise location in Oak Grove, Missouri in January 2001.

Agreement with Tejon

     As previously reported, pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we agreed to form a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California.

Item 3. Legal Proceedings

     From time to time we are involved in ordinary routine litigation incidental to our operations. We believe that the litigation currently pending or threatened against us, will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     All of our general and limited partnership interests are owned by Holdings and various affiliates of the Cardwell Group. See Note 1 to notes to consolidated financial statements for the year ended December 31, 2000 included elsewhere herein. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

     The information set forth below should be read in conjunction with both "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, have been derived from our audited financial statements. In the opinion of our management, the unaudited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening or acquisition of our operating properties during the periods reflected in the following selected financial data materially effect the comparability of such data from one period to another.


                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                                                  For the Years Ended December 31,
                                                                        1996        1997         1998        1999           2000
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                                        (dollars in thousands)
                                                                                        ----------------------
Income Statement Data:
Net revenues:
  Fuel (including motor fuel taxes) ...........................      $ 478,312    $ 513,571    $ 464,025    $ 520,680    $ 765,644
  Non-fuel.....................................................        158,745      172,158      189,391      199,245      217,539
                                                                     ---------    ---------    ---------    ---------    ---------
    Total net revenues.........................................        637,057      685,729      653,416      719,925      983,183
                                                                     ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes).........................        443,967      476,033      422,945      481,483      720,335
     Non-fuel..................................................         67,464       70,548       76,451       80,491       91,771
  Operating expenses...........................................         81,522       85,560       93,012      100,156      110,753
  General and administrative...................................         16,366       17,004       19,329       19,154       16,856
  Depreciation and amortization................................         12,204       14,502       15,953       13,951       16,270
  (Gain) loss on disposition of fixed assets...................             93           31            6         (836)         (59)
                                                                     ---------    ---------    ---------    ---------    ---------
    Total costs and expenses...................................        621,616      663,678      627,696      694,399      955,926
                                                                     ---------    ---------    ---------    ---------    ---------
Operating income...............................................         15,441       22,051       25,720       25,526       27,257

Recapitalization costs.........................................         (2,938)          --           --       (1,163)          --
Equity in loss of affiliate....................................             --           --           --         (593)        (307)
Interest income................................................             41          956          729          596          317
Interest expense, net..........................................        (21,304)     (21,248)     (20,771)     (20,250)     (20,853)
                                                                     ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary item and cumulative
      effect of a change in accounting principle...............         (8,760)       1,759        5,678        4,116        6,414
Extraordinary item (a).........................................             --      (12,745)          --       (2,016)          --
Cumulative effect of a change in accounting principle
   (b)(c)......................................................             --       (1,579)      (3,250)          --           --
                                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) (d)(e) ......................................      $  (8,760)   $ (12,565)   $   2,428    $   2,100    $   6,414
                                                                     =========    =========    =========    =========    =========
Balance Sheet Data:
(at end of period)
Working capital ...............................................      $ (13,863)   $   3,850    $  (3,060)   $  (9,564)   $ (13,147)
Total assets...................................................        209,100      239,666      226,999      253,961      286,629
Total debt.....................................................        166,727      183,190      181,328      181,298      208,580
Mandatorily redeemable preferred partnership
   interests...................................................             --       21,202       23,172           --           --
Partners' capital (deficit)....................................          3,165      (19,555)     (19,922)      16,083       20,624

Other Financial Data:
Net cash provided by operating activities .....................      $  14,668    $  30,328    $  11,339    $  31,126    $  24,489
Net cash used in investing activities..........................         (5,337)     (15,779)     (19,665)     (38,237)     (53,091)
Net cash provided by (used in) financing activities............        (11,837)       7,065       (3,287)       7,322       25,278
Capital expenditures(f)........................................          5,523       15,870      (20,315)     (36,564)      50,241
Number of truck stops:
    (at end of period)
      Company-operated ........................................             26           28           28           30           34
      Franchised ..............................................             16           18           21           23           22
                                                                     ---------    ---------    ---------    ---------    ---------
   Total ......................................................             42           46           49           53           56
                                                                     =========    =========    =========    =========    =========

(a) Extraordinary item reflects the write-off of debt restructuring costs associated with retired debt.

(b) Cumulative effect of a change in accounting principle in 1997 reflects expensing of costs related to process reengineering activities that were previously capitalized as required by Emerging Issues Task Force Issue No. 97-13.

(c) Cumulative effect of a change in accounting principle in 1998 reflects expensing of organization and start up costs that were previously capitalized, as required by AICPA Statement of Position 98-5.

(d) No provision for income taxes is reflected in the financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

(e) EBITDA, or operating income plus depreciation and amortization, is not a measure of financial performance under generally accepted accounting principles, but is presented because such data is used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. EBITDA results were $32.1 million, $36.6 million, $41.7 million, $39.5 million and $43.5 million for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, respectively. EBITDA results for fiscal 1996 exclude certain one-time charges related to our 1997 recapitalization and the change in management and operations. Included in the one-time charges were $2.5 million related to severance and hiring costs; $1.4 million in obsolete inventory reserves, included in cost of sales; and $0.5 million in insurance related costs.

(f) Capital expenditures primarily represent the cost of new Petro Stopping Centers and regular capital maintenance and volume building projects of existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $1.9 million, $7.3 million, $6.1 million, $20.6 million, and $41.0 million for the years ended December 31, 1996, 1997, 1998, 1999, and 2000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain sections of this Form 10-K, including "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent management's expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

     The forward-looking statements are included in, without limitation, "Business--Governmental Regulation," "--Liquidity and Capital Resources," "--Environmental," and "--Recently Issued Accounting Pronouncements." In the preparation of the financial statements, management makes various estimates and assumptions that are forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have identified two reportable operating segments under SFAS No. 131. The two reportable operating segments identified are our company-operated truck stops and our franchise truck stop operations.

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as Petro Stopping Centers, offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stop operations into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1998, 1999, and 2000, the revenues generated from our company-operated truck-stops were $648.9 million, $714.9 million, and $977.7 million, respectively.

     In addition to our 35 company-operated locations, we are franchisor to 22 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our name and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, we report a total combined revenue amount. For the years ended December 31, 1998, 1999, and 2000, the revenues generated from our franchise truck stop operations were $4.5 million, $5.0 million, and $5.5 million, respectively. These revenues are included in net revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from our franchise agreements.

     We derive our revenues from:

     .    the sale of diesel and gasoline fuels;

     . non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games, franchise royalties, and other operations; and

     . restaurant operations which include Iron Skillet(R)and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:


                                    SUMMARY OF SOURCES OF REVENUE

                                                           Year Ended December 31,
                                    --------------------------------------------------------------------
                                            1998                       1999                   2000
                                    --------------------       ------------------      -----------------
                                                             (dollars in thousands)
Fuel                                $ 464,025       71.0%      $ 520,680     72.3%     $765,644     77.9%
Non-Fuel (excluding restaurant)       136,145       20.8%        143,468     19.9%      157,146     16.0%
Restaurant                             53,246        8.2%         55,777      7.8%       60,393     6.1%
                                    ---------      -----       ---------    -----      --------    -----
Total Net Revenue                   $ 653,416      100.0%      $ 719,925    100.0%     $983,183    100.0%
                                    =========      =====       =========    =====      ========    =====

     Our fuel revenues and cost of sales include federal and state motor fuel taxes. Such taxes were $203.3 million, $211.6 million, and $234.1 million for the years ended December 31, 1998, 1999, and 2000, respectively.

     No provision for income taxes is reflected in the financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Liquidity and Capital Resources

     In recent years, our principal sources of liquidity have been:

     . Borrowings under our senior credit facility, which consists of an $85.0 million revolving credit facility and a $40.0 million original principal term loan, providing an aggregate borrowing up to $125.0 million;

     . Sales of common and preferred partnership interests and capital contribution transactions which raised $10.8 million in 1999;

     . Cash flows from operations, which provided $11.3 million, $31.1 million and $24.5 million for the years ended December 31, 1998, 1999, and 2000, respectively. The fluctuations were primarily due to the timing of receipts related to trade accounts receivable and normal fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel purchases and variations in the timing of payments related to trade account payables;

     . Cash flows used in investing activities which were $19.7 million, $38.2 million, and $53.1 million for the years ended December 31, 1998, 1999, and 2000, respectively. The increase was due primarily to additional investment in property and equipment of $20.3 million, $36.6 million and $50.2 million in 1998, 1999, and 2000, respectively; and

     . Cash flows from financing activities were ($3.3) million, $7.3 million, and $25.3 million for the years ended December 31, 1998, 1999, and 2000, respectively. These fluctuations were almost entirely due to our borrowings and repayments on our credit facilities with the exception of 1999, which was related to the July 23, 1999 Recapitalization transaction. The increased borrowings were primarily related to construction of new sites as part of our network expansion.

     Under our senior credit facility, subject to certain covenants, the revolving credit facility may be used for working capital and to fund the acquisition and development of new Petro Stopping Centers. Any principal amount up to $60.0 million outstanding at July 23, 2002 will automatically convert to a term loan A. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. The outstanding balance under the term loan A, if any, will amortize in eight equal quarterly installments following the conversion. Interest on drawn funds is paid monthly at 1.5% above the bank's base rate or 2.75% over the Eurodollar rate (the rate is determined at time of borrowing, at our option). Commitment fees of 0.5% on undrawn funds are paid quarterly. At December 31, 2000, we had standby letters of credit issued for approximately $2.6 million and approximately $28.2 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of approximately $54.2 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Any funds drawn on the senior credit facility are secured by substantially all of our assets, and the guarantees of Petro, Inc. and each of Holdings' subsidiaries.

     Since the Recapitalization we have made significant investment in network expansion through the purchase and construction of new Petro Stopping Centers funded primarily with draws on our senior credit facility as well as internally generated cash. Through December 31, 2000, these new site expenditures totaled approximately $58.5 million. New Petro Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. Although we are in compliance with the covenant requirements under our senior credit facility at December 31, 2000, these factors, coupled with current economic trends such as a slow down in freight and a decrease in diesel demand and related customer traffic at our sites, have required us to obtain a waiver of certain March 31, 2001 financial covenants through April 30, 2001. We are working with our lenders to obtain amendments to these financial covenants through the remainder of 2001 and reasonably believe, although we have no assurances, that it is probable that satisfactory amendments will be completed prior to April 30, 2001. Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations through 2001 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, our senior credit facility, and to the extent necessary, additional financing.

     We had negative working capital of $9.6 million and $13.1 million at December 31, 1999 and 2000, respectively. Negative working capital is normal in the truck stop industry. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 81.8% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check, which are funded on a daily basis by third-party billing companies).

     As part of the Recapitalization, Holdings and various individuals and affiliates of the Cardwell Group agreed to restate our partnership agreement. Among other things, the parties agreed to convert the outstanding amount of mandatorily redeemable preferred partnership interests ($24.3 million, including accrued but unpaid preferred dividends) into common limited partnership interests.

     Capital expenditures totaled $20.3 million, $36.6 million, and $50.2 million for the years ended December 31, 1998, 1999, and 2000, respectively. Included in capital expenditures were funds spent on existing Petro Stopping Centers of $14.2 million, $16.0 million, and $9.2 million for the years ended December 31, 1998, 1999, and 2000, respectively and acquisition and construction of new facilities of $6.1 million, $20.6 million, and $41.0 million for the years ended December 31, 1998, 1999, and 2000, respectively.

     We currently expect to invest approximately $20.0 million during the year 2001 on capital expenditures. Of this amount, we believe approximately $10.0 million will be spent on new sites and $10.0 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2000, we paid $8.0 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2000, aggregated provisions amounted to approximately $8.3 million. At December 31, 2000, the aggregated accrual amounted to approximately $4.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Overview. Our net revenues increased 36.6% to $983.2 million from $719.9 million for the year ended December 31, 2000. On a "comparable unit" basis, revenues increased by 30.0% to $905.5 million from $696.7 million in the prior year. The increases were primarily due to an increase in fuel revenues from the prior year as a result of an increase in the average retail-selling price per fuel gallon from the prior year, as well as an increase in fuel volumes. Operating expenses increased 10.6% to $110.8 million from $100.2 million in the prior year due mainly to employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November 1999), related new site pre-opening expenses, credit card fees, and marketing expenses. General and administrative expenses decreased 12.0% to $16.9 million compared to $19.2 million in the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999. A Petro Stopping Center is considered a "comparable unit" as to a particular period in the current year if it was open during the same period of the prior year.

     Fuel. Revenues increased 47.0% to $765.6 million for the year ended December 31, 2000 from $520.7 million in the prior year. Fuel revenues increased primarily due to a 30.9% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to prior year. The increase in fuel revenues was also due to a 12.4% or 59.7 million gallon increase in fuel volumes. We believe the increased volume is due primarily to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 15.6% to $45.3 million for the year ended December 31, 2000 compared to $39.2 million for the prior year. On a "comparable unit" basis, fuel revenues increased 40.4% primarily due to a 31.9% increase in our average retail-selling price per fuel gallon compared to the prior year. The increase in fuel revenues was also due to a 6.4% increase in fuel volumes. Gross profits increased by 14.0% or $5.2 million for the year ended December 31, 2000, compared to the prior year.

     Non-Fuel (excluding restaurant). Revenues increased 9.5% to $157.1 million for the year ended December 31, 2000 from $143.5 million in the prior year. The increase in non-fuel revenues is primarily due to a 10.5% or $10.9 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 5.0% to $82.7 million for the year ended December 31, 2000 from $78.8 million in the prior year. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and continued focus on margin management. On a "comparable unit" basis, non-fuel revenues increased 4.3% or $6.1 million compared to the prior year and gross profits increased 0.4% or $347,000 compared to the prior year.

     Restaurant. Revenues increased 8.3% to $60.4 million for the year ended December 31, 2000 from $55.8 million in the prior year. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 5.2%. Gross profits in the restaurants improved by 7.8% or $3.1 million. On a "comparable unit" basis, restaurant revenues increased 2.5% or $1.4 million compared to the prior year, while gross profits increased by 2.2% or $884,000.

     Costs and Expenses. Total costs and expenses increased 37.7% to $955.9 million for the year ended December 31, 2000 from $694.4 million in the prior year. On a "comparable unit" basis, total costs and expenses increased 30.5% or $204.6 million compared to the prior year. Cost of sales increased $250.1 million or 44.5% from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 10.6% or $10.6 million to $110.8 million for the year ended December 31, 2000, compared to the prior year. The increase is primarily due to a $5.9 million increase in employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November 1999), a $1.9 million increase in credit card fees, a $1.7 million increase in marketing expenses, and an increase in new site pre-opening expenses of $786,000, all of which were partially offset by a $1.0 million decrease in system project costs. On a "comparable unit" basis, operating expenses increased 3.2% or $3.2 million to $101.3 million for the year ended December 31, 2000 compared to the prior year. The increase is primarily due to a $1.6 million increase in credit card fees and a $1.1 million increase in marketing expenses, both of which were partially offset by a $1.0 million decrease in system project costs. General and administrative expenses decreased 12.0% or $2.3 million to $16.9 million compared to the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999.

     Equity in Loss of Affiliate. We recognized a $307,000 loss related to our investment in the Wheeler Ridge facility in Southern California, as is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net increased $603,000 to $20.9 million for the year ended December 31, 2000 compared to the prior year primarily due to increased interest expense of $585,000 resulting from increased borrowings in 2000 compared to the prior year.

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

     Fuel. Revenues increased 12.2% to $520.7 million for the year ended December 31, 1999 from $464.0 million in the prior year. Fuel revenues increased primarily due to a 9.7% increase in our average retail-selling price per gallon stemming from higher fuel costs compared to prior year. The increase in fuel revenues was also due to a 2.3% or 11.0 million gallon increase in fuel volumes. We believe the increased volume is due primarily to our customer loyalty program implemented on September 30, 1999. Gross profits decreased by 4.6% to $39.2 million for the year ended December 31, 1999 compared to $41.1 million for the prior year due mainly to rising fuel costs, which we are not always able to immediately pass on to our customers.

     Non-Fuel (excluding restaurant). Revenues increased 5.4% to $143.5 million for the year ended December 31, 1999 from $136.1 million in the prior year. The increase in non-fuel revenues is primarily due to a 8.8% or $2.5 million increase in oil, new and used tire and repair part sales and a 5.7% or $2.5 million increase in sales at our retail stores. Gross profits increased 5.5% to $78.8 million for the year ended December 31, 1999 from $74.7 million in the prior year. We believe the improved margins reflect the result of our continued focus on improving profitability in these areas by increasing efficiency through greater procedural controls and improved retailing.

     Restaurant. Revenues increased 4.8% to $55.8 million for the year ended December 31, 1999 from $53.2 million in the prior year. We believe revenues were enhanced by the implementation of new menus and featured meal specials, resulting in an average ticket price increase of 4.5%. Gross profits in the restaurants improved by 4.5% or $1.7 million due to increased revenues resulting from the implementation of the menu changes and featured meal specials.

     Costs and Expenses. Total costs and expenses increased 10.6% to $694.4 million for the year ended December 31, 1999 from $627.7 million in the prior year. Cost of sales increased $62.6 million or 12.5% from the prior year primarily due to higher fuel costs in the current year. Operating expenses increased 7.7% or $7.1 million, to $100.2 million for the year ended December 31, 1999. The increase is mainly due to a $4.2 million increase in employee-related costs, a $1.1 million increase in our customer loyalty program, and a $738,000 increase in system project costs and pre-opening expense. General and administrative expenses decreased 0.9% or $175,000 compared to $19.3 million in the prior year. These costs and expenses were offset by a net gain of $836,000 mostly related to the disposition of location scale equipment as part of our strategy to focus on our core business.

     Recapitalization Costs. Our income was impacted by approximately $1.2 million of expenses, primarily related to legal, accounting, and other professional fees, incurred in connection with the Recapitalization.

     Equity in Loss of Affiliate. We recognized a $593,000 loss primarily from startup costs related to our investment in the Wheeler Ridge facility in Southern California, which opened in June 1999.

     Interest Expense, net. Interest expense, net decreased $521,000 to $20.3 million for the year ended December 31, 1999 compared to the prior year primarily due to increased capitalized interest of $299,000 in 1999 compared to 1998.

     Extraordinary item. Extraordinary item reflects a charge to earnings of $2.0 million for the write-off of unamortized deferred debt issuance costs associated with retired debt and related to the Recapitalization.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 2000, Statement of Financial Accounting Standard No. 138, "An Amendment of SFAS No. 133," was issued to address a limited number of issues causing implementation difficulties for numerous entities that applied SFAS No. 133. We currently are required to adopt SFAS No. 133, as amended, as of January 1, 2001. We do not believe that the adoption of this statement will have significant impact on our financial statements or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     Historically, we have not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. We have entered into two ten-year supply agreements with Mobil. Under the terms of one of these agreements Mobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreements. See Note 8 to notes to consolidated financial statements for the year ended December 31, 2000. Both supply agreements with Mobil will qualify as normal purchasing derivative instruments.

     As of December 31, 1999 and 2000, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the senior credit facility approximate fair value due to the floating nature of the interest rate. Our principal market risk as it relates to long term debt is exposure to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

                                                 1999                          2000
                                        Carrying                   Carrying
                                         Amount     Fair Value      Amount         Fair Value
                                        --------    ----------     ---------       ----------
                                                             (in thousands)
Balance sheet financial instruments
   Long-term debt                        $181,298      $172,167    $208,580         $184,854
Other financial instruments
   Interest rate swap agreements               --          (264)         --               (7)

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 1999 and 2000, we were party to an interest rate swap agreement. At December 31, 2000, the swap agreement had a notional amount of $19.9 million. Under this agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap for the years ended December 31, 1998 and 1999 was to increase the rate we were required to pay by 0.6% and 0.66%, respectively. This resulted in additional interest expense of approximately $153,000 and $264,000 for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 2000, the effect of the swap was to decrease the rate we were required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000.

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

Item 8.  Financial Statements and Supplementary Data

                          PETRO STOPPING CENTERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            December 31,  December 31,
                                                                1999         2000
                                                            ------------  ------------
                                   Assets

Current assets:
    Cash and cash equivalents                                 $  13,394    $  10,070
    Trade accounts receivable, net                                6,807        6,835
    Inventories, net                                             21,989       23,022
    Other current assets                                          2,890        2,070
    Due from affiliates                                           2,937        3,545
                                                              ---------    ---------
        Total current assets                                     48,017       45,542

    Property and equipment, net                                 184,375      218,318
    Deferred debt issuance costs, net                             9,972        8,681
    Other assets                                                 11,597       14,088
                                                              ---------    ---------

        Total assets                                          $ 253,961    $ 286,629
                                                              =========    =========

                Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                         $   1,001    $   1,264
    Trade accounts payable                                       10,767        5,685
    Accrued expenses and other liabilities                       20,276       21,838
    Due to affiliates                                            25,537       29,902
                                                              ---------    ---------
        Total current liabilities                                57,581       58,689

    Long-term debt, excluding current portion                   180,297      207,316
                                                              ---------    ---------
        Total liabilities                                       237,878      266,005
                                                              ---------    ---------

    Commitments and contingencies

    Partners' capital (deficit):
      General partners'                                            (254)        (249)
      Limited partners'                                          16,337       20,873
                                                              ---------    ---------
        Total partners' capital (deficit)                        16,083       20,624
                                                              ---------    ---------

        Total liabilities and partners' capital (deficit)     $ 253,961    $ 286,629
                                                              =========    =========


         See accompanying notes to consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                        Year Ended   Year Ended   Year Ended
                                                       December 31, December 31, December 31,
                                                           1998         1999          2000
                                                        ---------    ---------    ---------
Net revenues:
  Fuel (including motor fuel taxes)                     $ 464,025    $ 520,680    $ 765,644
  Non-fuel                                                189,391      199,245      217,539
                                                        ---------    ---------    ---------
      Total net revenues                                  653,416      719,925      983,183

Costs and expenses:
  Cost of sales -
     Fuel (including motor fuel taxes)                    422,945      481,483      720,335
     Non-fuel                                              76,451       80,491       91,771
  Operating expenses                                       93,012      100,156      110,753
  General and administrative                               19,329       19,154       16,856
  Depreciation and amortization                            15,953       13,951       16,270
  (Gain) loss on disposition of fixed assets                    6         (836)         (59)
                                                        ---------    ---------    ---------
    Total costs and expenses                              627,696      694,399      955,926
                                                        ---------    ---------    ---------
    Operating income                                       25,720       25,526       27,257
Recapitalization costs                                         --       (1,163)          --
Equity in loss of affiliate                                    --         (593)        (307)
Interest income                                               729          596          317
Interest expense, net                                     (20,771)     (20,250)     (20,853)
                                                        ---------    ---------    ---------
    Income before extraordinary item and cumulative
       effect of a change in accounting principle           5,678        4,116        6,414

Extraordinary item - write-off of debt restructuring
       costs associated with retired debt                      --       (2,016)          --

Cumulative effect of a change in accounting principle      (3,250)          --           --
                                                        ---------    ---------    ---------
Net income                                              $   2,428    $   2,100    $   6,414
                                                        =========    =========    =========

         See accompanying notes to consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)


                                                               General      Limited      Total
                                                               Partners'    Partners'   Partners'
                                                               Capital      Capital     Capital
                                                               (Deficit)    (Deficit)   (Deficit)
                                                               ---------    ---------   ---------
Balance, December 31, 1997                                      $   (903)   $(18,652)   $(19,555)
   Accrual of preferred return on mandatorily
      redeemable preferred partnership interests                     (42)     (1,930)     (1,972)
   Accrual of partner minimum tax distributions                      (22)       (801)       (823)
   Net income                                                         52       2,376       2,428
                                                                --------    --------    --------

Balance, December 31, 1998                                          (915)    (19,007)    (19,922)
   Accrual of preferred return on mandatorily
     redeemable preferred partnership interests                      (25)     (1,134)     (1,159)
   Assignment of mandatorily redeemable preferred partnership interests and accrued but unpaid preferred returns to
     partners' capital                                                --      24,331      24,331
   Partners' minimum tax distributions                                (8)       (972)       (980)
   Conversion of interest                                            637        (637)         --
   Cash contributions                                                 --      10,759      10,759
   Non-cash contributions                                             --         954         954
   Net income                                                         57       2,043       2,100
                                                                --------    --------    --------

Balance, December 31, 1999                                          (254)     16,337      16,083
   Partners' minimum tax distributions                               (12)     (1,861)     (1,873)
   Net income                                                         17       6,397       6,414

                                                                --------    --------    --------
Balance, December 31, 2000                                      $   (249)   $ 20,873    $ 20,624
                                                                ========    ========    ========

         See accompanying notes to consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended   Year Ended     Year Ended
                                                                        December 31,  December 31,  December 31,
                                                                            1998           1999           2000
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
Net income                                                                $  2,428      $  2,100      $  6,414
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation and amortization                                             15,953        13,951        16,270
  Extraordinary item - write-off of debt restructuring costs associated
     with retired debt                                                          --         2,016            --
  Cumulative effect of a change in accounting principle                      3,250            --            --
  Deferred debt issuance cost amortization and accretion of original
     issue discount                                                          1,637         1,501         1,422
  Bad debt expense                                                             236           246           307
  Equity in loss of affiliate                                                   --           593           307
  (Gain) loss on disposition of fixed assets                                     6          (836)          (59)
Increase (decrease) from changes in:
  Trade accounts receivable                                                  1,681         3,578          (335)
  Inventories                                                                  (97)       (5,530)       (1,033)
  Other current assets                                                        (341)            2           820
  Due from affiliates                                                          114        (1,774)         (608)
  Due to affiliates                                                         (3,340)        9,889         4,365
  Trade accounts payable                                                    (5,136)        6,553        (5,082)
  Accrued expenses and other liabilities                                    (5,052)       (1,163)        1,701
                                                                          --------      --------      --------
      Net cash provided by operating activities                             11,339        31,126        24,489
                                                                          --------      --------      --------
Cash flows from investing activities:
  Proceeds from disposition of assets                                        2,165         1,425           126
  Purchases of property and equipment                                      (20,315)      (36,564)      (50,241)
  Increase in other assets, net                                             (1,515)       (3,098)       (2,976)
                                                                          --------      --------      --------
      Net cash used in investing activities                                (19,665)      (38,237)      (53,091)
                                                                          --------      --------      --------
Cash flows from financing activities:
  Repayments of bank debt                                                       --        (1,400)      (25,800)
  Proceeds from bank debt                                                       --         1,400        54,000
  Repayments of long-term debt and capital lease                            (3,287)      (39,374)       (1,001)
  Proceeds from long-term debt                                                  --        40,000            --
  Partners' minimum tax distributions                                           --        (2,100)       (1,873)
  Capital contributions                                                         --        10,759            --
  Payment of debt issuance and consent costs                                    --        (1,963)          (48)
                                                                          --------      --------      --------
       Net cash provided by (used in) financing activities                  (3,287)        7,322        25,278
                                                                          --------      --------      --------
Net increase (decrease) in cash and cash equivalents                       (11,613)          211        (3,324)
Cash and cash equivalents, beginning of period                              24,796        13,183        13,394
                                                                          --------      --------      --------
Cash and cash equivalents, end of period                                  $ 13,183      $ 13,394      $ 10,070
                                                                          ========      =======       ========

         See accompanying notes to consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                Year Ended       Year Ended     Year Ended
                                                                               December 31,     December 31,   December 31,
                                                                                   1998             1999           2000
                                                                               ------------     ------------   ------------
Supplemental cash flow information -
  Interest paid during the period, net of capitalized interest of $0,
    $299, and $957 in 1998, 1999, and 2000                                         $20,771         $18,256         $19,304
Non-cash activities -
  Acquisition of property and equipment through capital lease                        1,425              --              --
  Preferred return on mandatorily redeemable preferred partnership interests         1,972           1,159              --
  Partners' minimum tax distributions                                                1,120              --              --
  Assignment of mandatorily redeemable preferred partnership interests
    and accrued but unpaid preferred returns                                            --          24,331              --
  Non-cash contributions                                                                --             954              --

         See accompanying notes to consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Company Formation

     Petro Stopping Centers, L.P. (the "Company"), a Delaware limited partnership, was formed on April 30, 1992, for the ownership, operation, management, and development of the Petro Stopping Centers network. The partners of the Company are as follows:

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

     On July 23, 1999, the Company, certain of its partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Holdings was formed, and substantially all of the owners in the Company at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in the Company for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of 15.0% senior discount notes due 2008 (as defined below). Financial Holdings, the Company and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), the affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation ("Mobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings. Holdings purchased 50.8% of common interest in the Company owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% common interests in the Company owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization." The acquisition of Chartwell's and Kirschner's interests was accounted for by Holdings under the purchase method.

     As part of the Recapitalization, Holdings issued 82,707 units, each consisting of $1,000 principal amount at stated maturity of Holdings' 15.0% senior discount notes due 2008 (the "15% Notes") and one warrant (collectively, all such warrants are defined herein as the "Warrants"). The Warrants are exchangeable into all of the common stock of Warrant Holdings. As consideration for the 15% Notes and the Warrants, Holdings received cash proceeds of $40.0 million, of which $30.3 million was allocated to the 15% Notes and $9.7 million was allocated to the Warrants. Holdings acquired the Warrants from Warrant Holdings for $9.7 million. Warrant Holdings, in turn, invested the $9.7 million to acquire a 10.0% common limited partnership interest in Holdings.

                                  (continued)

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in the Company with the remaining 0.5% owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

     Cardwell Group:
         General partnership interest............................    1.1%
         Limited partnership interest............................   50.5%
     Volvo Trucks................................................   28.7%
     Mobil Long Haul.............................................    9.7%
     Petro Warrant Holdings Corporation..........................   10.0%

     The mandatorily redeemable preferred partnership interests of Holdings are owned by Mobil Long Haul and the Cardwell Group.

     Holdings conducts substantially all of its operations through the Company where its operating assets are held. Holdings currently has no operations of its own and is, therefore, dependent upon the Company's earnings and cash flows to satisfy its obligations under the 15% Notes and Warrants.

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

     As part of the Recapitalization, the Company also amended its senior credit facility. The senior credit facility consists of an $85.0 million revolving credit facility and a $40.0 million original principal term loan. The proceeds of the term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest. The senior credit facility is collateralized by substantially all of the Company's assets and contains certain covenants as described in Note (6).

     As of December 31, 1999, the Company capitalized debt issuance and other costs of approximately $2.2 million and expensed legal, accounting, and other professional fees of $1.2 million incurred in connection with the Recapitalization. Holdings incurred approximately $279,000 of these costs on behalf of the Company and that amount has been reflected as a non-cash capital contribution in the accompanying financial statements.

     Other than described above, the Recapitalization had no effect on the historical book values of the Company's assets and liabilities.

Description of Business

     The Company operates large, multi-service truck stops known as Petro Stopping Centers(R) ("Stopping Centers"), that are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventative maintenance centers ("Petro:Lube(R)"), travel and convenience stores and a range of other products, services, and amenities to professional truck drivers, other highway motorists, and local residents. At December 31, 2000, the Company's network consisted of 56 Stopping Centers located in 31 states, of which 34 were company-operated and 22 were franchised.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. All significant intercompany balances have been eliminated in consolidation.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. During the fourth quarter of 1999, the Company implemented an accounts receivable billing and collection program that is managed by a third-party billing company. Accordingly, the majority of the Company's receivables were transferred on a recourse basis during 2000. The Company's maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $17.4 million and $10.2 million at December 31, 1999 and 2000, respectively. The receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 1999 and 2000, the Company had no significant concentrations of credit risk. Management believes that the Company is adequately reserved to cover potential credit risks.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Allowance for Uncollectible Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 1999 and 2000, the allowance for uncollectible accounts totaled $742,000 and $763,000, respectively.

Inventories

     Inventories are primarily stated at the lower of average cost or market.

Land Held for Sale

     In the fourth quarter of 1997, management committed to a plan to dispose of certain real estate holdings. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 1999 and 2000, the Company reported land held for sale at its carrying value of $6.1 million. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. All of the 1999 and 2000 balances are included in other assets in the accompanying consolidated balance sheets.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $4.5 million, $4.2 million, and $4.2 million for the years ended December 31, 1998, 1999, and 2000, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

     Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

     Facilities under development are recorded at cost, and include capitalized interest costs associated with the development of a project. These costs are classified as facilities under development until the project is completed, at which time the costs are transferred to the appropriate property and equipment accounts.

Debt Issuance Costs

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 1999 and 2000, accumulated amortization of debt issuance costs were $1.5 million and $2.8 million, respectively.

Self-Insurance

     The Company is partially self-insured, paying for its own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 1998, 1999, and 2000, the Company paid $6.8 million, $8.6 million, and $8.0 million, respectively, on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For each of the years ended December 31, 1999 and 2000, aggregated provisions amounted to approximately $8.3 million. At December 31, 1999 and 2000, the aggregated accrual amounted to approximately $4.3 million and $4.6 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Advertising and Promotion

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $2.8 million, $2.6 million, and $2.9 million were incurred for the years ended December 31, 1998, 1999, and 2000, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $401,000, $432,000, and $544,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

Motor Fuel Taxes

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $203.3 million, $211.6 million, and $234.1 million for the years ended December 31, 1998, 1999, and 2000, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Environmental Liabilities and Expenditures

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 1999 and 2000, this accrual amounted to approximately $122,000 and $0, respectively. Such liabilities are exclusive of claims against third parties and are not discounted.

Revenue Recognition

     The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

     The Company recognizes net revenue from individual franchises and initial training fees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Fees earned from franchises aggregated $4.5 million, $5.0 million, and $5.5 million during the years ended December 31, 1998, 1999, and 2000, respectively. There were 21, 23, and 23 franchise locations in operation during the years ended December 31, 1998, 1999, and 2000, respectively. The Company does not allocate any expenses or assets in measuring its franchise segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

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

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Inventories

     The following is a summary of inventories at December 31, 1999 and 2000:

                                     1999           2000
                                   --------       --------
                                       (in thousands)
Motor fuels and lubricants         $  7,222       $  6,043
Tires and tubes                       4,453          5,385
Merchandise and accessories           9,668         11,024
Restaurant and other                  1,103          1,004
Less reserve for obsolescence          (457)          (434)
                                   --------       --------
    Inventories, net               $ 21,989       $ 23,022
                                   ========       ========


(4)  Property and Equipment

     Property and equipment is summarized at December 31, 1999 and 2000, as follows:

                                                        Estimated
                                                         Useful
                                                          Lives
                                                         (years)            1999                 2000
                                                         -------            ----                 ----
                                                                                 (in thousands)
Land and improvements                                       10            $  28,780           $  38,622
Buildings and improvements                                  30              125,028             146,373
Furniture and equipment under capital lease                3-10              66,778              80,332
Leasehold improvements                                     7-30              19,810              19,838
Facilities under development                                 -                9,636              14,107
                                                                          ---------           ---------
                                                                            250,032             299,272
Less accumulated depreciation and amortization                              (65,657)            (80,954)
                                                                          ---------           ---------
   Property and equipment, net                                            $ 184,375           $ 218,318
                                                                          =========           =========

     Facilities under development include costs associated with new facilities and major renovations of existing facilities. At December 31, 2000, the only future construction commitments were those for North Las Vegas, Nevada, Los Banos, California, and Carlisle, Pennsylvania which totaled $868,000, $658,000, and $7.3 million, respectively.

(5) Operating Leases

     The Company has entered into various operating leases. The operating leases are for the leases on three Stopping Center locations, three land leases, an office building, a retread plant building, and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, is as follows:

                                       Related           Third
     Fiscal Year Ending                 Party            Party           Total
     ------------------                 -----            -----           -----
                                                    (in thousands)
     2001                               $1,563          $ 1,251         $ 2,814
     2002                                1,554            1,251           2,805
     2003                                1,553            1,251           2,804
     2004                                1,553            1,220           2,773
     2005                                1,497            1,127           2,624
     Later years                           507           21,449          21,956
                                        ------          -------         -------
     Total minimum lease payments       $8,227          $27,549         $35,776
                                        ======          =======         =======

     Rent expense under all operating leases were $2.6 million, $2.3 million, and $2.5 million for the years ended December 31, 1998, 1999, and 2000, respectively. Of these rentals, $1.5 million was paid to related-parties for each of the years ended December 31, 1998 and 1999, and $1.6 million was paid for the year ended December 31, 2000. The related-party operating leases, which are more fully described in Note (8), are:

     . The Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant and made lease payments of $72,000 for the years ended December 31, 1998 and 1999, and $107,000 for the year ended December 31, 2000. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     . The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr. The Company made annual rent payments of $336,000 for each of the years ended December 31, 1998, 1999, and 2000.

     . The Stopping Center located in Effingham, Illinois, is leased by the Company from Truck Stop Property Owners, Inc., which is partially owned by Travis Roberts, a current officer of the Company. The Company made rental payments of $1.1 million for each of the years ended December 31, 1998 and 1999, and $1.2 million was paid for the year ended December 31, 2000.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

Long-term debt at December 31, 1999 and 2000, is presented below.

                                                                                              December 31,      December 31,
                                                                                                  1999              2000
                                                                                              ------------      ------------
                                                                                                      (in thousands)

Five-year revolving credit facility in an original aggregate principal amount of $85.0 million, which includes a $10.0 million sublimit for stand-by letters of credit. Interest at either the bank's prime rate or the Eurodollar rate plus an applicable margin is payable as draws mature. The weighted average interest rate was 9.4% at December 31, 2000. Any principal amount up to $60.0 million outstanding at July 23, 2002, will automatically convert to a term loan A. Following conversion, $25.0 million will be available on a revolving basis until maturing July 23, 2004. The term loan A is payable in 8 equal quarterly installments. Interest at either the bank's base rate plus 1.5% or the Eurodollar rate plus 2.75% is payable monthly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company's
assets.                                                                                         $       -         $  28,200

Seven-year term note to a bank in an original amount of $40.0 million maturing July 23,
2006.  The note is payable in 24 consecutive quarterly installments varying from $250,000 to $6.0 million commencing September 30, 2000.  Interest at either the bank's prime rate plus 1.5% or the Eurodollar rate plus 3.0% is payable monthly. The weighted average interest rate was 9.6% at December 31, 2000, as a result the partial Swap with the lender as required under the loan agreement. The Swap expires on December 31, 2001. The note is
collateralized by substantially all of the Company's assets.                                       40,000            39,500

10 1/2% Senior Notes due 2007 (the "10 1/2 Notes") in an original aggregate principal amount of
$135.0 million, net of unamortized discount of $656,000 and $574,000 as of
December 31, 1999 and 2000, respectively.  Interest on the 10 1/2 Notes payable on February 1 and August 1 of each year. The 10 1/2 Notes are effectively subordiante to the loans outstanding
under the senior credit facility to the extent of the value of the assets securing such loans.    134,344           134,426

12 1/2% Senior Notes due 2002 (the "12 1/2  Notes") in an original aggregate principal amount of
$100.0 million.  As part of the 1997 recapitalization, approximately 94.0% of the 12 1/2
Notes were retired.  Interest on the 12 1/2 Notes is payable on June 1 and December 1 of each
year beginning December 1, 1994.                                                                    6,190             6,190

Obligation under equipment capital lease                                                              764               264
                                                                                                ---------         ---------
Total long-term debt                                                                              181,298           208,580
Less current portion                                                                                1,001             1,264
                                                                                                ---------         ---------
Long-term debt, excluding current portion                                                       $ 180,297         $ 207,316
                                                                                                =========         =========

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company had standby letters of credit outstanding under the respective revolving credit facilities at December 31, 1999 and 2000. For each of the years ended December 31, 1999 and 2000, the standby letters of credit, principally related to unfunded insurance claims were $2.0 million and $2.3 million, respectively. Various other standby letters of credit totaled $427,000 and $298,000 for the years ended December 31, 1999 and 2000, respectively.

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

     Since the Recapitalization the Company has made significant investment in network expansion through the purchase and construction of new Stopping Centers funded primarily with draws on the senior credit facility as well as internally generated cash. Through December 31, 2000, these new site expenditures totaled approximately $58.5 million. New Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. Although the Company is in compliance with the covenant requirements under the senior credit facility at December 31, 2000, these factors, coupled with current economic trends such as a slow down in freight and a decrease in diesel demand and related customer traffic at its sites, have required the Company to obtain a waiver of certain March 31, 2001 financial covenants through April 30, 2001. The Company is working with its lenders to obtain amendments to these financial covenants through the remainder of 2001 and reasonably believe, although there are no assurances, that it is probable that satisfactory amendments will be completed prior to April 30, 2001. Based on the foregoing, the Company believes that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy its cash requirements for operations through 2001 and the foreseeable future thereafter. The Company also expects that current and future expansion and acquisitions will be financed from funds generated from operations, the senior credit facility, and to the extent necessary, additional financing.

     The Indentures for the long-term debt and the senior credit facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the senior credit facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA (as defined), interest coverage, and minimum net worth.

Estimated principal payment requirements on long-term debt and a capital lease obligation are as follows:

Fiscal Year Ending                                          (in thousands)
------------------                                          --------------
2001                                                         $   1,264
2002                                                            14,240
2003                                                            15,100
2004                                                            13,550
2005                                                            18,000
Thereafter                                                     147,000
Less unamortized discount                                         (574)
                                                             ---------
   Total                                                     $ 208,580
                                                             =========

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Accrued Expenses and Other Liabilities

     The following is a summary of accrued expenses and other liabilities at December 31, 1999 and 2000:

                                                       1999            2000
                                                       ----            ----
                                                          (in thousands)
Accrued expenses:
  Employee related expenses                          $  7,117        $  6,960
  Taxes payable-sales, fuel and property                2,578           3,541
  Interest expense                                      6,101           6,229
  Other                                                 4,480           5,108
                                                     --------        --------
   Total                                             $ 20,276        $ 21,838
                                                     ========        ========

(8) Related-Party Transactions

     Amounts due to and from affiliates as of December 31, 1999 and 2000, consist of the following:

                                                       1999            2000
                                                       ----            ----
                                                          (in thousands)
Due from affiliates:
   El Paso Amusement Company                         $   230         $   275
   C&R Distributing, Inc.                                161              78
   Petro Truckstops, Inc.                                159             875
   Petro Travel Plaza, LLC                             1,167           1,166
   Highway Service Ventures, Inc.                         88              43
   Cardwell Group                                        647             647
   Petro Stopping Centers Holdings, L.P.                 348             229
   Other                                                 137             232
                                                     -------         -------
       Total                                         $ 2,937         $ 3,545
                                                     =======         =======

Due to affiliates:
   El Paso Amusement Company                         $   131         $   225
   C&R Distributing, Inc.                                 57             314
   Mobil Diesel Supply Corporation                    21,338          25,247
   Mobil Oil Corporation                               4,011           4,067
   Volvo                                                  --              33
   Other                                                  --              16
                                                     -------         -------
       Total                                         $25,537         $29,902
                                                     =======         =======

     The Company entered into two ten-year supply agreements with Mobil. Under the terms of one of these agreements Mobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements.

     As a result of the Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil and Exxon Corporation, Mobil will no longer be able to sell direct branded fuel products in certain markets. The Company anticipates that the effect of the Consent Decree will be that unbranded diesel fuel will be sold in one market area where the Company operates a Stopping Center. The Company does not believe that the loss of the Mobil diesel brand in this market will have a material adverse effect on either its volumes or results of operations.

     The diesel fuel sold at all but one company-operated Stopping Centers and some of the Company's franchise operated Stopping Centers is branded Mobil Diesel, and all of the company-operated

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petro:Lubes(R) feature Mobil Delvac lubricants. Under the fuel supply agreement and the agreement for the resale of oils and greases with Mobil, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil's trademarks at the company-operated Stopping Centers and five of the Company's franchise operated truck stops and Mobil branded gasoline for sites as selected by Mobil, as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The Mobil Supply Agreements require that the Company purchase from Mobil-specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability other circumstances therein described. For 2000, the Company's annual volume commitment was 180.1 million gallons of Mobil diesel under the fuel supply agreement and 1.3 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 34.3% of the Company's current diesel fuel requirements and approximately 71.7% of the Company's lubricant requirements.

     If the Company does not purchase any diesel fuel from Mobil under the Mobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the Mobil Supply Agreements, plus additional amounts for each new Stopping Center opened and which Mobil agrees to supply. As a result of the Mobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if Mobil is unable to supply 100% of the Company's diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of Mobil, purchases additional diesel fuel from third-party suppliers and then sells it to the Company. Under the terms of the Mobil Supply Agreements, the Company may continue to negotiate with third-parties regarding price and other terms, and then designate them to MDS. Third-party suppliers are approved by Mobil if the fuel to be supplied by the third-party meets all federal, state, and local diesel requirements. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel needs and to comply with branding laws, which require Mobil to first take possession of the fuel before it can be branded as Mobil diesel.

     The Mobil Supply Agreements allow the Company to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by MDS in a particular market area, the Company may request that Mobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from Mobil's inability to supply, does not affect the Company's requirement to purchase the annual minimum number of gallons from Mobil-specified distribution terminals as provided in the Mobil Supply Agreements. The Mobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may lift monthly from Mobil-specified distribution terminals. Prices to be charged for fuel sold to the Company under the Mobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. Upon the expiration of the ten-year initial term, the Mobil Supply Agreements are renewable for another five-year term at the option of Mobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term at a price based on a formula provided for in the Mobil Supply Agreements.

     The Company purchases diesel fuel for each of its company-operated Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2000, the Company purchased 99.0% of diesel fuel through Mobil, Exxon Mobil Corporation, or MDS, approximately 86.2% of which was third-party fuel purchased through this arrangement. The approximate aggregate amount paid under the Mobil Supply Agreements for the year ended December 31, 2000 totaled $660.3 million.

     The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Company. The Company leases the entire building under a lease expiring on December 31, 2005, paying monthly rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. For each of the years ended December 31, 1998, 1999, and 2000, the Company made annual rental payments of $336,000.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is a current officer of the Company and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham Center under a lease expiring in May 2006, which provides for basic rent payments, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.1 million on this property in each of the years ended December 31, 1998 and 1999, and $1.2 million was paid for the year ended December 31, 2000.

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its facilities from C&R. The sole shareholder of C&R Distributing is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The C&R agreement provides that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. Fuel sales aggregating $169,000, $100,000, and $87,000 for the years ended December 31, 1998, 1999, and 2000, respectively, were made to C&R Distributing, Inc. at the Company's cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $4.0 million, $3.7 million, and $6.2 million for the years ended December 31, 1998, 1999, and 2000, respectively, were charged to the Company.

     On July 23, 1999, Volvo and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company will provide to Volvo managed vehicles, the sale by the Company of all Volvo truck parts, on a preferred basis, joint advertising and marketing initiatives, and the co-development of Stopping Centers by Volvo and the Company to utilize truck stop space for Volvo truck sales and marketing.

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

     In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant, which produces retread tires for sale at Stopping Centers (including franchisees) and to others. The Company made lease payments of $72,000 for the years ended December 31, 1998 and 1999, and paid $107,000 for the year ended December 31, 2000. In addition, the Company sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $60,000, $33,000, and $0 for the years ended December 31, 1998, 1999, and 2000, respectively. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") the Company agreed to form a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital contribution of $2.0 million for working capital and inventory, which is its basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit facility, the Company receives a management fee of $250,000 per annum, and as a 40.0% member of the LLC, the Company receives 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro location began operations in June 1999.

     Concurrently with the formation of the Company in May 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement which granted to the Company and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of the Company's Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). J.A. Cardwell, Sr. is the sole shareholder of CYMA Development Corporation ("CYMA") and James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. The Company entered into agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is the Company's reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company's revenues in connection with the C&PPR agreement were $59,000, $74,000, and $69,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The Company's revenues related to the CYMA agreement was $1,000 for the year ended December 31, 1998, the year in which the Company terminated its agreement with CYMA. The Company's revenues in connection with the Petro Beverage, Inc. agreement were $5,900, $5,600, and $4,400 for the years ended December 31, 1998, 1999, and
2000, respectively. The Company's revenues in connection with the Petro Truckstops agreement were $36,000, $29,000, and $31,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

     Concurrently with the formation of the Company in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $215,000, $177,000, and $149,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1998, 1999, and 2000, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes video and other games to four of the Company's Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), the Company paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to the Company. The Amusement Agreement has been further amended to cover 23 more of the Company's Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to the Company of $180,000 with respect to one site and with respect to two other of the sites, the Company pays 40.0% of the revenues generated by the games to EPAC and retains the remaining 60.0%. EPAC received $2.6 million, $2.7 million, and $2.5 million in revenues, respectively, generated from the furnishing and servicing games located at the Stopping Centers for the years ended December 31, 1998, 1999, and 2000.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Beginning in June 1993 the two Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, turns over 20.0%-70.0% of the revenue generated from the machines. Petro Truckstops, Inc. pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to the Company under this arrangement aggregated $2.2 million, $1.7 million, and $102,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Due to the disallowance of video poker operations per the parish in which the Hammond facility is located, the Company was required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the years ended December 31, 1998 and 1999, the Hammond location generated approximately $1.1 million and $603,000 of revenue from video poker, respectively. As part of the video poker license renewal for 1999-2000, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.3 million. Total rental income for the year ended December 31, 2000 amounted to $1.1 million. The Company also receives a management fee of $250,000 per annum. For the year ended December 31, 2000, total management fees received totaled $229,000. Additionally, the Company sells diesel fuel to the Shreveport location. For the year ended December 31, 2000, total gallons sold approximated 15.6 million.

     Management fees of $300,000 and $175,000 were earned by Mobil, for the years ended December 31, 1998 and 1999, respectively, in accordance with the terms of the Company's Partnership Agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

     The Company entered into a management consulting agreement with Chartwell, commencing January 30, 1997, pursuant to which Chartwell provided the Company with certain management, advisory, and consulting services for a fee of $600,000 per year during the term of the agreement, plus reimbursement of certain expenses. For the years ended December 31, 1998 and 1999, the Company paid Chartwell $714,000 and $408,000, respectively, under this agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

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

     Each of the related parties and/or affiliates of the Company included in the transactions described in this section, with the exception of MDS, Mobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1998, 1999, and 2000, the Company purchased receivables from an affiliated franchisee in the amounts of $16.9 million, $17.1 million, and $20.3 million, respectively and received franchise fees from an affiliated franchisee of approximately $1.0 million in each of the years.

(9) Partners' Capital (Deficit)

Ownership

     Under the Company's partnership agreement (the "Agreement"), the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member is Mr. Larry

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Zine, who served as the Company's executive vice president and chief financial officer from December 1996 to July 1999, and also as its president from January 1999 to July 1999.

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

Distributions

     Under the terms of the Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to allocation of taxable income to such partner by the Company. Tax distributions to partners are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 1998, 1999, and 2000, were $823,000, $980,000, and $1.9 million, respectively.

     As of December 31, 2000, the historical net book value of assets and liabilities was approximately $25.0 million greater than the associated net tax basis of those assets and liabilities.

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

(10) Employee Benefits

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the "Plan"). Company contributions equal 50.0% of the participants' contributions up to 4.0% of the participants' annual salary and aggregated approximately $318,000, $350,000, and $327,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 1998, 1999, and 2000.

     The Plan failed to correctly perform the requirements under Section 401(k)(3)(ii) of the Internal Revenue Code of 1986, as amended (the "Code"),
Section 401(m) of the Code and the underlying Treasury Regulations (hereinafter referred to as the ADP/ACP Test) for the Plan years 1992-1996. In addition, the Plan failed to allocate forfeitures of employee contributions in accordance with the terms of the Plan since its inception and prior to 1997. Management of the Company believes it has identified all operational defects of the Plan, and has taken corrective actions to ensure future compliance. In April 1999, the Internal Revenue Service issued a ruling allowing the Company to take corrective action with regards to the Plan pursuant to the IRS Walk in Closing Agreement Program ("Walk in Cap"). Under the approved Walk in Cap settlement, the Company paid $250,000 in contributions and $35,000 in penalties. The Company completed this settlement in March 2000.

     During 1998, the Company established the Petro Stopping Centers Deferred Compensation Plan (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.0% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $160,000, $463,000, and $702,000 at December 31, 1998, 1999, and 2000, respectively. The
Company's matched deferral expenses for the years ended December 31, 1998, 1999, and 2000, totaled $9,900, $27,000, and $31,200, respectively.

(11) Partnership Interests Option Plan

     The Company has established an equity incentive plan ("Option Plan") to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. The Company provides the disclosures required by SFAS No. 123.

     Effective upon the consummation of the Recapitalization, all options, pursuant to their terms, became sponsored by Holdings, and all then outstanding options granted under the Option Plan and Mr. Zine's options were converted on an equivalent economic basis to options for equity interests in Holdings on the same terms and conditions, including their vesting schedule. Accordingly, all historical amounts and percentages have been restated to reflect this conversion.

     Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving Holdings' partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of Holdings' latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 1997 grants were made at or about the time of the 1997 recapitalization and, therefore, the market price ($2,814 per .01% interest) was based on the valuation of the Company's common partners' capital determined in connection with the 1997 recapitalization. The 1998 market price ($3,010 per
 .01% interest) and the 2000 market price ($3,086 per .01% interest) were determined by the provisions of the plan since there were no very recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

     Vesting occurs over four years at 25.0% per year. At December 31, 2000, approximately 8.22% of the partnership interests were exercisable, all at an exercise price of $2,942, and all of which expire in 2007. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company's consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Company, for any reason other than (ii) or
(iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

     The Company has also awarded options to Mr. Larry Zine to purchase 3.91% of the common limited partnership interests of Holdings at a price of $2,814 per each 0.01 (one hundredth) percent granted

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the terms of Mr. Zine's employment agreement; 25.0% of the options become exercisable on each of December 31, 1997, 1998, 1999, and 2000. However, as a result of the purchase of Chartwell's interests described in Note (1), these options became fully exercisable.

     A summary of the status of Holdings' outstanding partnership interest options are as of December 31, 1997, 1998, 1999, and 2000, and changes during the years then ended is as follows:

                                                                       Percentage       Exercise
                                                                        Interests       Price (1)
                                                                      -------------    ----------
Options outstanding at December 31, 1997............................    12.44            $2,814
     Granted........................................................     1.89            $4,221
     Exercised......................................................        -            $    -
     Expired/Cancelled/Forfeited....................................     (.75)           $2,814
                                                                      -------            ------
Options outstanding at December 31, 1998............................    13.57            $3,010
     Granted........................................................        -            $    -
     Exercised......................................................        -            $    -
     Expired/Cancelled/Forfeited....................................    (1.82)           $3,089
                                                                      -------            ------
Options outstanding at December 31, 1999............................    11.75            $2,998
     Granted........................................................      .90            $4,221
     Exercised......................................................        -            $    -
     Expired/Cancelled/Forfeited....................................     (.30)           $3,015
                                                                      -------            ------
Options outstanding at December 31, 2000............................    12.35            $3,086

     (1)  Weighted average per .01% interest

     Had compensation expense been determined consistent with SFAS No. 123, the Company's net income for the years ended December 31, 1998, 1999, and 2000 (no options were granted in 1999) would have been recorded in the following pro forma amounts:

                                                        1998          1999         2000
                                                        ----          ----         ----
                                                                (in thousands)
           Net income - as reported..........          $ 2,428      $ 2,100     $ 6,414
           Net income - pro forma............          $ 2,043      $ 1,815     $ 6,264

     The fair value of each option grant ($1,872 per .01% interest in 1998 and $4,192 per .01% interest in 2000) for the purposes of the pro forma disclosures is estimated using the minimum value method with the following assumptions used for grants in 1998 and 2000 of all options:

                                                                     1998           2000
                                                                     ----           ----
           Risk-free interest rate.............................      5.86%          5.66%
           Dividend yield......................................         -              -
           Expected lives in years............................         10             10

(12) Commitments and Contingencies

      From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

      Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") the Company agreed to form a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution of $2.0 million for working capital and inventory, which is its basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, the Company receives a management fee of $250,000 per annum, and as a 40.0% member of the LLC, the Company receives 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro location began operations in June 1999.

(13) Financial Instruments

      Historically, the Company has not entered into significant long-term contracts with fuel suppliers and engaged in only limited hedging activities. The Company entered into two ten-year supply agreements with Mobil. Under the terms of one of these agreements Mobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements, see Note (8). Both supply agreements with Mobil will qualify as normal purchasing derivative instruments. At December 31, 1999 and 2000, the Company was not a party to any futures or options contracts.

      As of December 31, 1999 and 2000, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the senior credit facility approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is its exposure to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

      The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31:

                                                   1999                           2000
                                        Carrying                      Carrying
                                         Amount          Fair Value    Amount             Fair Value
                                        --------         ----------    ------             ----------
                                                            (in thousands)
Balance sheet financial instruments -
   Long-term debt                        $181,298           $172,167    $208,580           $184,854
Other financial instruments
   Interest rate swap agreements               --               (264)         --                 (7)

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 1999 and 2000, the Company was party to an interest rate swap agreement. At December 31, 2000, the swap agreement had a notional amount of $19.9 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap for the years ended December 31, 1998 and 1999 was to increase the rate the Company was required to pay by 0.6% and 0.66%, respectively. This resulted in additional interest expense of approximately $153,000 and $264,000 for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 2000, the effect of the swap was to decrease the rate the Company was required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000 for the year ended December 31, 2000.

     The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, the Company does not anticipate non-performance by the other party. The Company does

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

(14) Environmental Matters

      The Company`s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. As a result of work done in 1999 to upgrade the Company's USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company is currently evaluating the extent of this remediation and performing site assessments however, management does not believe this will have a material adverse effect on the Company's consolidated financial condition or results of operations. Management believes that all of the Company's USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements. For the years ended December 31, 1998, 1999, and 2000, the Company's expenditures for environmental matters were $385,000, $156,000, and $143,000, respectively. See Note (2) for a discussion of its accounting policies relating to environmental matters.

      In connection with its ownership of the properties and operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

      The Company is currently a party to one proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regard to use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), the Company and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus are named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the Patterson Response Group). The Patterson Response Group has completed essentially all of the work mandated by the EPA at the Patterson Site and has negotiated the terms of a final release and settlement with the EPA. It is anticipated that the document effectuating that release and settlement will become effective in the spring or early summer of 2001. Although the Company does not believe that its involvement in the Patterson Site will have a material adverse effect on the Company's consolidated financial condition or results of operations, if the EPA or the State of California imposes environmental response requirements beyond the scope presently mandated by the EPA, then the liability could exceed expectations.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company's business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future.

      The Company has accrued liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 1999 and 2000, this accrual amounted to approximately $122,000 and $0, respectively. In management's opinion, these accruals were appropriate based on existing facts and circumstances. The Company's accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 1999 and 2000, the Company has recognized approximately $162,000 and $161,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

(15) Segments

      The Company has two reportable operating segments, Company-operated truck stops and franchise truck stop operations.

      The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1998, 1999, and 2000, the revenues generated from the company-operated truck stops were $648.9 million, $714.9 million, and $977.7 million, respectively.

      In addition to the 35 Company-operated locations, the Company is franchisor to 22 Stopping Center locations. The Company collects royalties and fees in exchange for the use of its name and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. For the years ended December 31, 1998, 1999, and 2000, the revenues generated from the Company's franchise truck stop operations were $4.5 million, $5.0 million, and $5.5 million, respectively. These revenues are included in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  Selected Quarterly Financial Data (unaudited)

                                                First      Second       Third          Fourth
        1999                                   Quarter     Quarter     Quarter         Quarter
        ----                                   -------     -------     -------         -------
                                                             (in thousands)
        Net revenues.................         $ 153,573   $ 168,440   $ 183,748       $ 214,164
        Operating income.............             5,737       7,793       6,698           5,298
        Net income (loss)............               775       1,875        (773)(a)         223

                                                First      Second       Third          Fourth
        2000                                   Quarter     Quarter     Quarter         Quarter
        ----                                   -------     -------     -------         -------
                                                         (in thousands)
        Net revenues.................         $ 224,490   $ 231,140   $ 256,785       $ 270,768
        Operating income.............             6,092       8,292       8,060           4,813
        Net income (loss)............             1,048       3,461       2,693            (788)(b)

(a) A charge of $2.0 million was recorded in the third quarter of 1999 as a result of the write-off of previously deferred financing costs related to the Recapitalization discussed in Note (1).

(b) The significant decrease in net income (loss) for the fourth quarter of 2000 is mostly due to higher interest and depreciation expense related to network expansion.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Partners
Petro Stopping Centers, L.P.:

We have audited the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled "Schedule II - Valuation and Qualifying Accounts" is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information as of and for the year ended December 31, 2000 is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


El Paso, Texas                                          KPMG LLC
February 19, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

The Board of Directors and Partners
Petro Stopping Centers, L.P.

         We have audited the accompanying consolidated balance sheet of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 1998, the Company changed its method of accounting for start-up activities.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidate financial statements is presented for the purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Dallas, Texas,
February 16, 2000

                          PETRO STOPPING CENTERS, L.P.

                 Schedule II - Valuation and Qualifying Accounts

                  Years Ended December 31, 1998, 1999, and 2000
                                 (in thousands)

                                              Balance at      Charged to
                                             beginning of     costs and       Write-off/     Balance at
               Description                       year          expenses       (Recovery)     end of year
------------------------------------------- --------------- --------------- --------------- --------------
Year Ended December 31, 1998:
    Allowance for doubtful accounts         $        330              236            (61)   $        627
      Inventory Reserve                            1,128                -            671             457

Year Ended December 31, 1999:
    Allowance for doubtful accounts         $        627              246            131    $        742
      Inventory Reserve                              457                -              -             457

Year Ended December 31, 2000:
    Allowance for doubtful accounts         $        742              307            286    $        763
      Inventory Reserve                              457                -             23             434

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The following sets forth certain information with respect to the persons who are members of the Board of Directors and senior management team of the Company as of February 1, 2001.

Name                         Age            Position
----                         ---            --------
J.A. Cardwell, Sr.           68             Chairman, Chief Executive Officer, Member of the Executive Committee
James A. Cardwell, Jr.       40             Chief Operating Officer and Director
David A. Appleby             34             Treasurer, Chief Financial Officer, and Assistant Secretary
Nancy C. Santana             44             Vice President, General Counsel, and Secretary
Travis R. Roberts            65             Vice President of Real Estate Acquisitions
David Latimer                42             Vice President of Petro:Lube
Robert Grussing IV           42             Director and Member of the Audit Committee and Executive
                                            Committee
William Dawson               49             Director and Member of the Audit Committee and Executive
                                            Committee
James L. Whitehurst          56             Director and Member of the Audit Committee and Executive
                                            Committee
Martha P. Boyd               39             Director
Joseph R. Berkel             43             Director
Larry J. Zine                46             Director

     J.A. Cardwell, Sr. - J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as our Chairman and Chief Executive Officer and director of the Company since May 1992. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

     James A. Cardwell, Jr. - James A. Cardwell, Jr. was named our Chief Operating Officer in January 2001 and is a director of the Company. Mr. Cardwell is responsible for our operations overseeing, the diesel fuel islands, Iron Skillet(R)Restaurants, travel and convenience stores and Petro:Lubes(R). Mr. Cardwell also oversees the marketing and fleet sales departments. Mr. Cardwell has been involved full time with the Company for over 18 years and has held various positions including most recently Sr. Vice President of Marketing and Planning. Mr. Cardwell is currently the Chairman of the Board of NATSO, the National Trade Association. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

     David A. Appleby - David Appleby has been the Treasurer and Chief Financial Officer of the Company since January 2001 and is responsible for all the financial, accounting, management information, and treasury and credit operations, in addition to acting as Assistant Secretary since March 1999. Prior to assuming this position, Mr. Appleby was the Vice President of Finance and Treasurer of the Company, a position he held from March 1999 until January 2001. Additionally, Mr. Appleby served as Controller for the Company from February 1998 until March 1999. Prior to his position with the Company, Mr. Appleby was a Senior Audit Manager with KPMG Peat Marwick, LLP from 1991 to 1998. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant in the State of Texas.

     Nancy C. Santana - Nancy Santana joined the Company effective July 1, 1998 in the capacity of Vice President, General Counsel and Secretary, after a sixteen year legal career in private practice. Prior to joining us, Ms. Santana was the Chairman of the Real Estate, Banking and Lending section at Kemp,

Smith, Duncan & Hammond, P.C., in El Paso, Texas. Ms. Santana is responsible for coordination of all our legal matters, real estate acquisitions, human resources, and risk management.

     Travis R. Roberts - Travis Roberts is Vice President of Real Estate Acquisitions. Mr. Roberts oversees new site selections. Mr. Roberts has been involved with the Company since 1975 and prior to his current position, he served as Vice President of Engineering from 1992 to 1998.

     David Latimer - David Latimer joined the Company in 1983, and has been serving as Vice President of Petro:Lube since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

     Robert Grussing IV - Robert Grussing has been director of the Company since July 1999 and tendered his resignation from the Board effective February 15, 2001. Mr. Grussing currently serves as Senior Vice President, Business Development and Strategic Planning for Volvo Trucks North America in Greensboro, NC. From 1992 to 1997, he served in a number of executive positions at Mack Trucks, Inc. in Allentown, PA. From 1980 to 1992, Mr. Grussing was an employee of General Electric Company. Mr. Grussing currently serves as Chairman of the Board for Volvo Trucks Canada, Inc. and is a director of Volvo Trucks de Mexico, S.A. de C.V. and Arrow Truck Sales, Inc.

     William Dawson - William Dawson was appointed and will assume a director's position of the Operating Partnership effective March 27, 2001. Mr. Dawson currently serves as Vice President of Customer Support for Volvo Trucks North America. In 1990, Mr. Dawson joined Volvo Trucks Canada as Director of Marketing before transferring to Volvo Trucks North America in 1995. From 1974 to 1986, he functioned in Catepillar Distribution in various capacities including Engine Division Manager and Branch Manager. Mr. Dawson graduated in 1984 from the Catepillar Management Development Program. Mr. Dawson owned and operated a full service auto repair and parts buying group. In addition, he participated in the wholesale and retail side of the business. He also functioned as Director of Maintenance for two large Canadian fleets. Mr. Dawson is a director of Volvo Trucks de Mexico, S.A. de C.V.

     James L. Whitehurst - James Whitehurst has been director of the Company since June 2000. Mr. Whitehurst currently serves as the Distributor Franchise Manager for Exxon Mobil Corporation. Prior to his current position, Mr. Whitehurst served as the Distributor Business Manager for Exxon Company, USA. Mr. Whitehurst has been an employee of Exxon Mobil Corporation for 32 years.

     Martha P. Boyd - Martha Boyd has been a director of the Company since July 1999. Ms. Boyd is employed by Volvo Trucks of North America, Inc. as Special Counsel, Strategic Support. In her current role, Ms. Boyd acts as liaison between Volvo Trucks of North America and companies in which it holds a substantial interest. Ms. Boyd has been employed in the legal department of Volvo Trucks of North America for nine years, most recently as Vice President, General Counsel and Secretary. Prior to joining Volvo Trucks of North America, Ms. Boyd practiced commercial litigation with the law firm of Balch & Bingham.

     Joseph R. Berkel - Joseph Berkel has been director of the Company since December 2000. Mr. Berkel currently serves as the Manager of Commercial Vehicle Lubricants of ExxonMobil's North American Lubricants and Petroleum Specialties division. Over his 21 years with Exxon Mobil Corporation, Mr. Berkel has served in various marketing, plant operating, and financial positions. He received a B.B.A. degree from the University of Massachusetts and a M.B.A. from Babson College.

     Larry J. Zine - Larry Zine has been a director of the Company since January 1999. Mr. Zine served as Executive Vice President and Chief Financial Officer of the Company from December 1996 until January 1999 when he was elected President. Mr. Zine resigned from the Company as President effective upon the consummation of the Recapitalization. Mr. Zine currently serves as Executive Vice President and Chief Financial Officer of Blockbuster, Inc. since April 1999. Prior to joining the Company, Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine is a director of MMH Holdings, Inc., a holding company whose sole direct subsidiary is Morris Material Handling, Inc. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.B.S. in Marketing.

Item 11. Executive Compensation

Executive Compensation

     The following tables present information concerning the compensation paid for services rendered to the Company for the years ended December 31, 2000, 1999, and 1998, to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 2000, collectively, the "Named Executive Officers."

                          Summary Compensation Table

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                                                       Awards
           Name and                                    Annual Compensation        Other Annual        Options          All Other
                                                   ----------------------------
     Principal Position               Year           Salary            Bonus      Compensation      (% Interest)     Compensation
     ------------------               ----           ------            -----      ------------      ------------     ------------
J.A. Cardwell, Sr.................    2000         $ 420,000         $      -     $      -                 -         $  253,609 (1)
Chief Executive Officer...........    1999           417,154           83,431            -                 -            253,508 (1)
                                      1998           398,566          240,000            -                 -            248,242 (1)

Larry Zine........................    2000            30,000 (2)            -            -                 -                  -
Former President & Chief..........    1999           224,077                -            -                 -              8,807 (3)
Financial Officer.................    1998           328,462          198,000            -                 -              3,049 (3)

Evan Brudahl......................    2000 (4)       189,600                -            -                 -              4,551 (5)
Former Senior Vice................    1999           171,655           37,920            -                 -             40,811 (6)
President - Operations............    1998           160,000           96,000            -                 -                  -

James A. Cardwell, Jr.............    2000           180,000                -            -                 -              3,824 (7)
Chief Operating Officer...........    1999           177,154           35,431            -                 -              5,601 (7)
                                      1998           160,135           96,000            -                 -              4,692 (7)

Nancy Santana.....................    2000           142,631           20,000            -                 -              1,950 (8)
Vice President-...................    1999           134,843           13,484            -                 -                825 (8)
General Counsel...................    1998            82,032           32,589            -              0.36                  -

David Latimer.....................    2000           138,885                -            -                 -              2,004 (9)
Vice President-...................    1999           134,793           29,654            -                 -              2,591 (9)
Lube Operations...................    1998           131,101           64,704            -                 -              2,772 (9)

--------------
(1) Represents employer contributions to a 401(k) Plan of $4,702, $3,468, and $5,034, for the years ended December 31, 1998, 1999, and 2000, respectively, and life insurance premiums paid for the benefit of J.A. Cardwell, Sr. in the amount of $243,540 annually for the years ended December 31, 1998, 1999, and 2000. Additionally, 1999 and 2000 includes $6,500 and $5,034, respectively, related to employer contributions to a Nonqualified Deferred Compensation Plan.

(2) Mr. Zine resigned his position from the Company effective upon the consummation of the Recapitalization in July 1999. He remains employed by the Company on a very limited basis receiving an annual salary of $30,000.

(3) Represents employer contributions to a Nonqualified Deferred Compensation Plan for 1998 and also for employer contributions to a 401(k) Plan for 1999 of $5,000 and $3,807, respectively.

(4) Mr. Brudahl tendered his resignation from the Company and terminated his employment agreement effective January 5, 2001.

(5) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $912 and $3,639, respectively.

(6) Mr. Brudahl received a one-time signing bonus of $38,000 upon execution of his employment which became effective April 1, 1999. In addition, he received $2,811 of employer contributions to a Nonqualified Deferred Compensation Plan.

(7) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,459 and $1,233, respectively for 1998, $2,225 and $3,376, respectively for 1999, and $2,154 and $1,670, respectively for 2000.

(8)  Represents employer contributions to a 401(k) Plan.

(9) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,450 and $1,322, respectively for 1998, $1,348 and $1,243, respectively for 1999, and $1,750 and $254, respectively for 2000.


              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-end Option/SAR Values

                                                                         Company
                                                                   Interests Underlying           Value of Unexercised
                                                                 Unexercised Options/SARs       In-The-Money-Options/SARs
                                                                        at Fiscal                      at Fiscal
                          Amount Acquired          Value              Year-end(%)(2)                 Year-end($)(3)
Name                     on Exercise(%)(1)     Realized($)(1)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                     -----------------     --------------    -------------------------      -------------------------
J.A. Cardwell, Sr.              --                   --                        --                                 --
Larry J. Zine                   --                   --                  3.91/0(4)                      $2,692,250/0
Evan C. Brudahl                 --                   --                    .96/.32                   660,825/220,275
James A. Cardwell, Jr.          --                   --                    .96/.32                   660,825/220,275
David Latimer                   --                   --                    .27/.09                   183,563/ 61,187
Nancy Santana                   --                   --                    .18/.18                   122,375/122,375
--------

________
(1)  No options were exercised in 2000.

(2) Options granted to the Named Executive Officers in the Company, expressed as a percent of Holdings' equity.

(3) No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 to notes to consolidated financial statements for the year ended December 31, 2000.

(4) Mr. Zine's options became 100% exercisable as a result of the Recapitalization.

Partnership Interests Option Plan

     We have established an equity incentive plan ("Option Plan")to attract and retain key personnel, including senior management, and to enhance their interest in our continued success. We apply Accounting Principles Board Opinion No. 25 in accounting for our equity incentive plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. We provide the disclosures required by SFAS No. 123.

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

Compensation Committee

     The Company does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer's salary is determined by the Executive Committee of the Board of Directors. During the year ended December 31, 2001, the members of the Executive Committee were J.A. Cardwell, Sr., Robert Grussing, and James Whitehurst.

Employment Agreements

     The Company has entered into two employment agreements with company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr.

     J.A. Cardwell, Sr.'s employment agreement commenced on February 10, 1999 and will expire on February 10, 2002. J.A. Cardwell, Sr.'s employment agreement is automatically renewable each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. Under his employment agreement, J.A. Cardwell, Sr.'s annual base salary is $420,000 and may be increased by the Company's Board of Directors or compensation committee, if one is elected. J.A. Cardwell, Sr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr. and the Company's Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, costs the Company approximately $33,000 per annum.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Holdings is the owner of approximately 99.5% of the common partnership interests of the Company with the remaining 0.5% owned by affiliates of the Cardwell Group. The following table sets forth certain information regarding beneficial ownership of the Company's common partnership interests by each general partner, each limited partner who owns more than 5.0% of the Company's common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests and all directors and executive officers of the Company as a group. Except as discussed in the footnotes to the table, each partner listed below has informed us that it will have (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner's partnership interests.

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

2. Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is a wholly owned subsidiary of Cardwell Partners, L.P., a Texas limited partnership of which J.A. Cardwell, Sr. and Mrs. J.A. Cardwell, Sr. are limited partners and of which Texas Mec, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas Mec, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

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

Item 13.  Certain Relationships and Related Transactions

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, Mobil, Volvo, Volvo Trucks, or the LLC to ensure that the contracts contain arms-length terms and competitive pricing. We believe this process ensures that our current affiliated transactions are on arms-length terms.

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

Tax Reimbursements

     Under the terms of the Partnership Agreement, we are required to make distributions to each of the Company's partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 1998, 1999, and 2000 were $823,000, $980,000, and $1.9 million, respectively.

Principal Executive Offices

     The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and a Chairman of the Company. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay monthly rent totaling $336,000 per year, as well as taxes, maintenance and other operating expenses. For each of the years ended December 31, 1998, 1999, and 2000, we made annual rental payments of $336,000.

Effingham, Illinois Petro Stopping Center

     The Petro Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is a current officer of the Company and owns 22.0% of the stock of Truck Stop. We lease the Effingham Center under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.1 million on this property in each of the years ended December 31, 1998 and 1999, and $1.2 million was paid for the year ended December 31, 2000.

Highway Service Ventures, Inc.

     Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuant to franchise agreements with us. None of these franchise agreements contains terms that are any more favorable to the franchisee than the terms in any of our other franchise agreements.

Petro:Tread

     In May 1992, we leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate our retread plant, which produces retread tires for sale at Petro Stopping

Centers (including franchisees) and to others. We made lease payments of $72,000 for the years ended December 31, 1998 and 1999, and paid $107,000 for the year ended December 31, 2000. In addition, we sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $60,000, $33,000, and $0 for the years ended December 31, 1998, 1999, and 2000, respectively. Subsequent to the sale of our retread plant in 1999, the lease agreement was terminated.

Product Services Agreement and Fuel Sales Agreement

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), we currently purchase Chevron branded gasoline and motor oils at cost for three of our facilities from C&R. The sole shareholder of C&R Distributing is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The C&R agreement provides that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. Fuel sales aggregating $169,000, $100,000, and $87,000 for the years ended December 31, 1998, 1999, and 2000, respectively, were made to C&R at our cost. C&R sales of fuel and lubricants and truck hauling fees, aggregating $4.0 million, $3.7 million, and $6.2 million for the years ended December 31, 1998, 1999, and 2000, respectively, were charged to us.

Option and Right of First Refusal Agreement

     Concurrently with the formation of the Company in May 1992, James A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement which granted to the Company and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of our Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Alcohol Sales and Servicing Agreements

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). J.A. Cardwell, Sr. is the sole shareholder of CYMA Development Corporation ("CYMA") and James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. We entered into agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with CYMA, C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $59,000, $74,000, and $69,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Our revenue related to the CYMA agreement was $1,000 for the year ended December 31, 1998, the year in which we terminated the agreement with CYMA. Our revenues in connection with the Petro Beverage, Inc. agreement were $5,900, $5,600, and $4,400 for the years ended December 31, 1998, 1999, and 2000, respectively. Our revenues in connection with the Petro Truckstops agreement were $36,000, $29,000, and $31,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

Motor Media Arrangements

     Concurrently with the formation of the Company in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $215,000, $177,000, and $149,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1998, 1999, and 2000, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

Amusement and Video Poker Games Agreements

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes video and other games to four of our Petro Stopping Centers and services these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), we paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to us. The Amusement Agreement has been further amended to cover 23 more of our Petro Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to us of $180,000 with respect to one site and with respect to two other of the sites, we pay 40.0% of the revenues generated by the games to EPAC and retain the remaining 60.0%. EPAC received $2.6 million, $2.7 million, and $2.5 million in revenues, respectively, generated from the furnishing and servicing games located at the Petro Stopping Centers for the years ended December 31, 1998, 1999, and 2000.

     Beginning in June 1993 the two Petro Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, turns over 20.0%-70.0% of the revenue generated from the machines. Petro Truckstops, Inc. pays us 95.0% of revenue collected and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to us under this arrangement aggregated $2.2 million, $1.7 million, and $102,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Due to the disallowance of video poker operations per the parish in which the Hammond facility is located, we were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the years ended December 31, 1998 and 1999, the Hammond location generated approximately $1.1 million and $603,000 of revenue from video poker, respectively. As part of the video poker license renewal for 1999-2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in order to satisfy state law requirements. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between us and Petro Truckstops, Inc., we receive rental income of $1.3 million. Total rental income for the year ended December 31, 2000 amounted to $1.1 million. We also receive a management fee of $250,000 per annum. For the year ended December 31, 2000, total management fees received totaled $229,000. Additionally, we sell diesel fuel to the Shreveport location. For the year ended December 31, 2000, total gallons sold approximated 15.6 million.

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

Agreement with Tejon

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we agreed to form a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among our company, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, we receive a management fee of $250,000 per annum, and as a 40.0% member of the LLC, we receive 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro location began operations in June 1999.

Motor Fuels Franchise Agreement

     On July 23, 1999, the Company and Mobil entered into a ten-year fuel supply agreement whereby we agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil's trademarks at our truck stops. Under our fuel supply agreement with Mobil, we purchased diesel fuel and gasoline from Mobil, Exxon Mobil Corporation, and MDS for the years ended December 31, 1998, 1999, and 2000, totaling $214.9 million, $418.9 million, and $656.2 million, respectively.

Master Supply Contract for Resale of Oils and Greases

     On July 23, 1999, the Company and Mobil entered into a ten-year supply agreement whereby we agree to purchase and feature Mobil branded oils and lubricants under Mobil's trademarks at our truck stop locations operated by us. Under our supply agreement with Mobil, we purchased Mobil branded oils and lubricants from Mobil for the years ended December 31, 1998, 1999, and 2000, totaling $5.0 million, $3.1 million, and $4.1 million, respectively.

Marketing Relationships

     On July 23, 1999, Volvo and us entered into an Operating Agreement related to the warranty, maintenance, and service work we will provide to Volvo managed vehicles, the sale by us of all Volvo truck parts, on a preferred basis, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo and us to utilize truck stop space for Volvo truck sales and marketing.

Relationships Between Related Parties, Affiliated Entities and the Cardwell Group and their Affiliates

     Each of the related parties and/or affiliates of the Company involved in the transactions described in this section, with the exception of MDS, Mobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC, is owned or controlled to some degree by the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of our purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1998, 1999, and 2000, we purchased receivables from affiliated franchises in the amounts of $16.9 million, $17.1 million, and $20.3 million, respectively, and received franchise fees from related parties of approximately $1.0 million for each of the years.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

          1.   Financial statements

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                                                             Page
                                                                                             ----
                Consolidated Balance Sheets                                                    18
                Consolidated Statements of Operations                                          19
                Consolidated Statements of Changes in Partner' Capital (Deficit)               20
                Consolidated Statements of Cash Flows                                       21-22
                Notes to Consolidated Financial Statements                                  23-43
                Report of Independent Public Accountants                                    44-45

          2. Financial statements schedule and supplementary information required to be submitted.

               Schedule II-Valuation and Qualifying Accounts                                   46

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

          3.   Exhibits

          Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 59 through 61 of this Annual Report.

          (b)  Reports on Form 8-K:

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETRO STOPPING CENTERS, L.P.
                                                    (Registrant)

                                            By: /s/ J.A. Cardwell, Sr.
                                                -----------------------------
                                                    J.A. Cardwell, Sr.
                                                    Chairman and Chief Executive
                                                    Officer (Principal Executive
                                                    Officer)


Date:   March 30, 2001

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

        Signature                                    Title                                     Date
        ---------                                    -----                                     ----
/s/ J.A. Cardwell, Sr.                   Chairman and Chief Executive Officer             March 30, 2001
----------------------------             (Principal Executive Officer)
   (J.A. Cardwell, Sr.)

/s/ David A. Appleby                     Treasurer and Chief Financial Officer            March 30, 2001
----------------------------             (Principal Financial and Chief
   (David A. Appleby)                    Accounting Officer)

/s/ James A. Cardwell, Jr.               Chief Operating Officer and Director             March 30, 2001
----------------------------
   (James A. Cardwell, Jr.)

                                         Director                                         March 30, 2001
----------------------------
   (William Dawson)

/s/ James L. Whitehurst                  Director                                         March 30, 2001
----------------------------
   (James L. Whitehurst)

/s/ Martha P. Boyd                       Director                                         March 30, 2001
----------------------------
   (Martha P. Boyd)

/s/ Joseph R. Berkel                     Director                                         March 30, 2001
----------------------------
   (Joseph R. Berkel)

/s/ Larry J. Zine                        Director                                         March 30, 2001
----------------------------
   (Larry J. Zine)

                                  EXHIBIT INDEX

Exhibit
   No.     Exhibit Description
-------    -------------------

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

 3.3  (bb) Certificate of Incorporation of Petro Financial Corporation.

 3.4  (bb) Bylaws of Petro Financial Corporation.

 4.1 (hh) Agreement with Securities and Exchange Commission pursuant to Item 601 (b)(4)(iii)(a) of Regulation S-K to furnish certain documents relating to the 12 1/2% Senior Notes due 2002.

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

 4.6 (gg) Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 23, 1999, among Petro Stopping Centers, L.P., Bankboston, N.A. (formerly known as The First National Bank of Boston) and the other lending institutions listed as Fleet Business Credit Corporation, Merrill Lynch Prime Rate Portfolio, Merrill Lynch Senior Floating Rate Fund, Inc., Morgan Stanley Dean Witter Prime Income Trust, Natexis Banque, KZH Crescent-3 LLC, KZH Crescent-2 LLC, KZH Crescent LLC, United of Omaha Life Insurance Company, Sequils I, Ltd., Wells Fargo Bank, N.A. and Bank of Boston, as Agent, Union
           Bank of California, N.A., as Co-Agent, First Union National Bank, as Documentation Agent and BancBoston Robertson Stephens Inc., as Arranger.

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

10.18 (ii) Property Lease Agreement, dated November 12, 1998, between Petro
           Stopping Centers, L.P. and Petro Truckstops, Inc.

10.19 (jj) Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping
           Centers, L.P. and C&R Distributing, Inc.

10.20 (jj) Petro Parts and Service Agreements, dated May 3, 2000, between Petro
           Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.21* Lease agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

21.1  (aa) Subsidiaries of the Company.

24.1*      Power of Attorney (included as part of the signature page).

_________________

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

(ee) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(ff) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(gg) Incorporated by reference to Petro Stopping Centers, L.P.'s Current Report on Form 8-K, filed on August 6, 1999.

(hh) Incorporated by reference to Petro Stopping Centers Holdings, L.P. Registration Statement on Form S-4 (Registration No. 333-87371).

(ii) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(jj) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

* Filed herewith