Form 10-Q
period 2001-03-31
PETRO STOPPING CENTERS L P
filed 2001-05-15
CIK 919942

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

                 For the quarterly period ended March 31, 2001


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

                         PART I.  Financial Information

Item 1.    Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                  December 31,                  March 31,
                                                                      2000                         2001
                                                               -----------------            -----------------
                              Assets
Current assets:
    Cash and cash equivalents                                    $    10,070                  $    15,317
    Trade accounts receivable, net                                     6,835                        4,609
    Inventories, net                                                  23,022                       22,805
    Other current assets                                               2,070                        1,928
    Due from affiliates                                                3,545                        3,747
                                                               -----------------            -----------------
        Total current assets                                          45,542                       48,406

Property and equipment, net                                          218,318                      222,067
Deferred debt issuance costs, net                                      8,681                        8,662
Other assets                                                          14,088                       12,457
                                                               -----------------            -----------------
        Total assets                                             $   286,629                  $   291,592
                                                               =================            =================


            Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                            $     1,264                  $     1,133
    Trade accounts payable                                             5,685                        4,475
    Accrued expenses and other liabilities                            21,838                       19,278
    Due to affiliates                                                 29,902                       27,626
                                                               -----------------            -----------------

        Total current liabilities                                     58,689                       52,512

Long-term debt, excluding current portion                            207,316                      221,586
                                                               -----------------            -----------------
        Total liabilities                                            266,005                      274,098
                                                               -----------------            -----------------


Commitments and contingencies

Partners' capital (deficit):
    General partners'                                                   (249)                        (257)
    Limited partners'                                                 20,873                       17,751
                                                               -----------------            -----------------
        Total partners' capital (deficit)                             20,624                       17,494
                                                               -----------------            -----------------


        Total liabilities and partners' capital (deficit)        $   286,629                  $   291,592
                                                               =================            =================

    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                                                Three Months ended
                                                                                     March 31,
                                                                            2000                       2001
                                                                      --------------              --------------
Net revenues:
  Fuel (including motor fuel taxes)                                     $ 174,392                   $ 184,512
  Non-fuel                                                                 50,098                      52,379
                                                                      --------------              --------------

      Total net revenues                                                  224,490                     236,891

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                                    163,623                     174,210
     Non-fuel                                                              20,235                      22,050
  Operating expenses                                                       25,975                      28,864
  General and administrative                                                4,819                       4,553
  Depreciation and amortization                                             3,815                       4,433
  Gain on disposition of fixed assets                                         (69)                          -
                                                                      --------------              --------------
    Total costs and expenses                                              218,398                     234,110
                                                                      --------------              --------------


    Operating income                                                        6,092                       2,781

Equity in loss of affiliate                                                  (107)                        (94)
Interest income                                                               123                          58
Interest expense, net                                                      (5,060)                     (5,875)
                                                                      --------------              --------------


    Net income (loss)                                                   $   1,048                   $  (3,130)
                                                                      ==============              ==============


    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                   For the Three Months Ended March 31, 2001
                                (in thousands)



                                    General                           Total
                                   Partners'       Limited          Partners'
                                    Capital       Partners'          Capital
                                   (Deficit)       Capital          (Deficit)
                                  ----------     -----------       -----------
Balances, December 31, 2000        $   (249)      $  20,873         $  20,624
 Net loss                                (8)         (3,122)           (3,130)
                                  ----------     -----------       -----------
Balances, March 31, 2001           $   (257)      $  17,751         $  17,494
                                  ==========     ===========       ===========


    See accompanying notes to unaudited consolidated financial statements.

                                                   PETRO STOPPING CENTERS, L.P.
                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)



                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                             2000           2001
                                                                                                         -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                                                      $  1,048       $ (3,130)
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                                                           3,815          4,433
    Deferred debt issuance cost amortization and accretion of original
       issue discount                                                                                         365            349
    Bad debt expense                                                                                           84             76
    Equity in loss of affiliate                                                                               107             94
    Gain on disposition of fixed assets                                                                       (69)             -
  Increase (decrease) from changes in:
    Trade accounts receivable                                                                              (1,648)         2,150
    Inventories                                                                                              (272)           217
    Other current assets                                                                                      759            142
    Due from affiliates                                                                                      (561)          (202)
    Due to affiliates                                                                                       4,214         (2,276)
    Trade accounts payable                                                                                 (6,534)        (1,210)
    Accrued expenses and other liabilities                                                                   (540)        (2,560)
                                                                                                         -----------    -----------
        Net cash provided by (used in) operating activities                                                   768         (1,917)
                                                                                                         -----------    -----------


  Cash flows from investing activities:
    Proceeds from disposition of assets                                                                       126              -
    Purchases of property and equipment                                                                    (9,282)        (8,169)
    Increase (decrease) in other assets, net                                                                 (923)         1,524
                                                                                                         -----------    -----------
        Net cash used in investing activities                                                             (10,079)        (6,645)
                                                                                                         -----------    -----------


  Cash flows from financing activities:
    Repayments of bank debt                                                                                (7,000)        (3,000)
    Proceeds from bank debt                                                                                12,200         17,500
    Repayments of long-term debt and capital lease                                                           (122)          (380)
    Partners' minimum tax distributions                                                                      (297)             -
    Payment of debt issuance and modification costs                                                           (29)          (311)
                                                                                                         -----------    -----------
         Net cash provided by financing activities                                                          4,752         13,809
                                                                                                         -----------    -----------


  Net increase (decrease) in cash and cash equivalents                                                     (4,559)         5,247
  Cash and cash equivalents, beginning of period                                                           13,394         10,070
                                                                                                         -----------    -----------
  Cash and cash equivalents, end of period                                                               $  8,835       $ 15,317
                                                                                                         ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
   Interest paid during the period, net of capitalized interest
      of $184 and $42 in 2000 and 2001                                                                   $  7,556       $  8,852

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 2001, and changes in partners' capital (deficit) for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.6 million and $57.8 million for the three month periods ended March 31, 2000 and March 31, 2001, respectively.

(2) Significant Accounting Policies

Derivative Instruments and Hedging Activities

      As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      Historically, the Company has not entered into significant long-term contracts with fuel suppliers and has engaged in only limited hedging activities. In July 1999, the Company entered into two ten-year supply agreements with Mobil Oil Corporation ("Mobil"). Under the terms of one of these agreements Mobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements. See Note (8) in the Company's 2000 Form 10-K. Both supply agreements with Mobil qualify as normal purchasing derivative instruments. As of and for the quarter ended March 31, 2001, the Company was not a party to any futures or options contracts.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At March 31, 2001, the Company was party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. At March 31, 2001, the swap agreement had a notional amount of $19.6 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap for the first quarter of 2001 was to decrease the rate the Company was required to pay by 0.23%, which resulted in a reduction in interest expense of approximately $11,700 for the first quarter ended March 31, 2001. The swap agreement expires on December 31, 2001 and had an insignificant fair value as of March 31, 2001.

                                  (continued)

                         PETRO STOPPING CENTERS, L.P.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company operates large, multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2000 and March 31, 2001, the revenues generated from the company-operated truck stops were $223.2 million and $235.6 million, respectively.

     As of March 31, 2001, the Company is franchisor to 22 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. During the three months ended March 31, 2000 and March 31, 2001, the revenues generated from the Company's franchise truck stop operations were $1.3 million in each of the periods. These revenues are included in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(4) Long-Term Debt

     Since the Recapitalization the Company has made significant investment in network expansion through the purchase and construction of new Petro Stopping Centers funded primarily with draws on the senior credit facility as well as internally generated cash. Through March 31, 2001, these new site expenditures totaled approximately $64.8 million. New Petro Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slow down in freight and a decrease in diesel demand and related customer traffic at the sites, have required the Company to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 the Company obtained approval from its lenders of a satisfactory amendment to its senior credit facility which, among other things, amended certain of its financial covenants, established new covenants on its senior secured leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and Term B loans to current market levels. Management believes the amended senior credit facility provides the Company with the flexibility to continue to maximize its business in light of the current economic environment discussed above. The Company expects the fees and expenses related to this amendment to approximate $1.5 million, most of which management believes will be capitalized as deferred financing costs and amortized over the remaining life of the senior credit facility.

     Based on the foregoing, the Company believes that internally generated funds, together with amounts available under the senior credit facility, will be sufficient to satisfy its cash requirements for operations through 2001 and the foreseeable future thereafter. The Company also expects that current and future expansion and acquisitions will be financed from funds generated from operations and the senior credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2000 Form 10-K.

     Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent management's expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. Management cautions that these statements are further qualified by important factors, some of which management has little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

     The forward-looking statements are included in, without limitation, "-- Network Development," "--Liquidity and Capital Resources," and "--Results of Operations." In the preparation of the financial statements, management makes various estimates and assumptions that are forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

     We operate large, multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2000 and March 31, 2001, the revenues generated from our company-operated truck stops were $223.2 million and $235.6 million, respectively.

     As of March 31, 2001, we are franchisor to 22 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. Given the insignificance of initial franchise fees and other revenue types, we report a total combined revenue amount. During the three months ended March 31, 2000 and March 31, 2001, the revenues generated from our franchise truck stop operations were $1.3 million in each of the periods. These revenues are included in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     We derive our revenues from:

     .  The sale of diesel and gasoline fuels;

     . Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventive maintenance, weighing scales, showers, laundry, video games, franchise royalties, and other operations; and

     . Restaurant operations which include the Iron Skillet(R) and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                                                 SUMMARY OF SOURCES OF REVENUES

                                                                  Three Months Ended March 31,
                                             ----------------------------------------------------------------
                                                         2000                                   2001
                                             ----------------------------------------------------------------
                                                                   (dollars in thousands)
Fuel                                         $174,392             77.7%            $184,512             77.9%
Non-Fuel (excluding restaurants)               35,859             16.0%              37,917             16.0%
Restaurant                                     14,239              6.3%              14,462              6.1%
                                             --------            ------            --------            ------
Total Net Revenue                            $224,490            100.0%            $236,891            100.0%
                                             ========            ======            ========            ======


       Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.6 million and $57.8 million for the three month periods ended March 31, 2000 and March 31, 2001, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Network Development

     The following table sets forth the development of our Petro Stopping Centers network since 1997:

                                                       As of March 31,
                                                       ----------------
                                         1997     1998     1999     2000     2001
                                         ----     ----     ----     ----     ----
     Company-operated                      26       28       28       30       35
     Franchise operation                   16       20       21       23       22
                                         ----     ----     ----     ----     ----

       Total Petro Stopping Centers        42       48       49       53       57
                                         ====     ====     ====     ====     ====


     The following table sets forth information on Petro Stopping Centers opened from March 31, 1997 through March 31, 2001, all but six of which are full-sized facilities.

          Location                                        Date Opened
          --------                                        -----------

     Company-operated:
       North Baltimore, Ohio                              August 1997
       North Little Rock, Arkansas                        September 1997
       Wheeler Ridge, California                          June 1999
       Jackson, Mississippi                               November 1999
       Mebane, North Carolina                             April 2000
       Glendale, Kentucky                                 June 2000
       Carlisle, Pennsylvania                             September 2000
       Los Banos, California                              November 2000
       North Las Vegas, Nevada                            January 2001

     Franchise operation:
       Dupont, Pennsylvania                               May 1997
       Claysville,  Pennsylvania                          November 1997
       Breezewood, Pennsylvania                           February 1998
       Milton, Pennsylvania                               March 1998
       Monee, Illinois                                    April 1998
       Lowell, Indiana                                    April 1999
       Racine, Wisconsin                                  December 1999

     In January 2001, we completed construction on and opened a company-operated Petro Stopping Center in North Las Vegas, Nevada.

     One of our franchisees has entered into an agreement to sell 4 franchise locations to JAJ Holdings L.L.C., an entity controlled by the Cardwell Group. Under the terms of the purchase and sale agreement, closing is to occur in July 2001, and in such event, we believe these locations will remain as franchise locations and there will be no material affect on our current franchise business.

Liquidity and Capital Resources

     At March 31, 2001 our principal sources and uses of liquidity were:

     . Borrowings under our senior credit facility, which consists of an $85.0 million revolving credit facility and a $40.0 million original principal term loan, providing an aggregate borrowing up to $125.0 million; and

     . Cash flows from operations, which provided $768,000 and used $1.9 million for the three months ended March 31, 2000 and March 31, 2001, respectively. The decrease for the first three months of 2001 was primarily due to lower operating income and fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments offset by the timing of receipts related to trade receivables and variations in the timing related to trade account payables.

     At March 31, 2001, we had standby letters of credit issued for approximately $3.8 million and approximately $42.7 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of approximately $38.5 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Since the Recapitalization we have made significant investment in network expansion through the purchase and construction of new Petro Stopping Centers funded primarily with draws on our senior credit facility as well as internally generated cash. Through March 31, 2001, these new site expenditures totaled approximately $64.8 million. New Petro Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slow down in freight and a decrease in diesel demand and related customer traffic at our sites, have required us to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 we obtained approval from our lenders of a satisfactory amendment to our senior credit facility which, among other things, amended certain of our financial covenants, established new covenants on our senior secured leverage and capital expenditures, reduced the size of our revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and Term B loans to current market levels. We believe the amended senior credit facility provides us with the flexibility to continue to maximize our business in light of the current economic environment discussed above. We expect the fees and expenses related to this amendment to approximate $1.5 million, most of which we believe will be capitalized as deferred financing costs and amortized over the remaining life of the senior credit facility.

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations through 2001 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations and our senior credit facility.

     We had negative working capital of $13.1 million and $4.1 million at December 31, 2000 and March 31, 2001, respectively. Negative working capital is normal in the truck stop industry. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 80.8% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Capital expenditures totaled $8.2 million for the three months ended March 31, 2001. Included in capital expenditures were funds spent on existing Petro Stopping Centers of approximately $1.9 million and acquisition and construction of new facilities of approximately $6.3 million.

     We currently expect to invest approximately $14.7 million during the remainder of 2001 on capital expenditures. Of this amount, we believe approximately $7.4 million will be spent on new sites and $7.3 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the first quarter of 2001, we paid $2.7 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2001, aggregated provisions amounted to approximately $3.3 million.
At March 31, 2001, the aggregated accrual amounted to approximately $5.2 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Overview. Our net revenues of $236.9 million increased 5.5% in the first quarter of 2001 from $224.5 in the first quarter of 2000. The increase in net revenues is primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year quarter. On a "comparable unit" basis, net revenues decreased by 4.2% to $210.2 million from $219.4 million in the prior year quarter. The decrease in net revenues is primarily due to a decrease in the volume of fuel gallons sold which was partially offset by an increase in our average retail-selling price per fuel gallon from the prior year quarter. Operating expenses increased 11.1% to $28.9 million from $26.0 million in the prior year quarter due mainly to employee-related costs and utility expenses relating in part to the opening of five new truck stop locations, in addition to associated new site pre-opening expenses. General and administrative expenses decreased 5.5% to $4.6 million compared to $4.8 million in the prior year quarter primarily due to lower employee-related costs partially offset by a severance pay out related to personnel changes. A Petro Stopping Center is considered a "comparable unit" in the current year if it was open during the same number of periods of the prior year.

     Fuel. Revenues increased 5.8% to $184.5 million in the first quarter of 2001 compared to $174.4 million in the first quarter of 2000. Fuel revenues increased primarily due to a 2.0% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter. The increase in fuel revenues was also due to a 3.8% or 4.9 million gallon increase in fuel volumes. The increased volume is primarily due to the addition of our new sites. Gross profits decreased by 4.3% to $10.3 million in the first quarter of 2001 compared to $10.8 million in the prior year quarter due to a lower cents per gallon margin. On a "comparable unit" basis, fuel revenues decreased 4.1% due to a 6.0% decrease in fuel volumes which was partially offset by a 2.1% increase in our average retail-selling price per fuel gallon compared to the prior year quarter. We believe the decrease in volume is primarily due to a weaker demand for diesel fuel and a decrease in related customer traffic at our sites as a result of several factors, including the continued high fuel prices as well as a general slowdown in freight. Gross profits decreased by 11.5% or $1.2 million in the first quarter of 2001 compared to the prior year quarter.

     Non-Fuel (excluding restaurant). Revenues increased 5.7% to $37.9 million in the first quarter of 2001 from $35.9 million in the first quarter of 2000. The increase in non-fuel revenues is primarily due to a 7.4% or $2.0 million increase in sales at our retail stores and lube facilities due to the addition of our new sites. Gross profits increased 1.6% to $20.1 million in the first quarter of 2001 from $19.7 million in the first quarter of 2000. The increase in gross profits are primarily due to the addition of our new sites. On a "comparable unit" basis, non-fuel revenues decreased 3.8% or $1.4 million compared to the prior year quarter and gross profits decreased 6.9% or $1.4 million compared to the prior year quarter. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Restaurant. Revenues increased 1.6% to $14.5 million in the first quarter of 2001 compared to $14.2 million in the first quarter of 2000. Revenues increased primarily due to the addition of our new sites. Gross profits in the restaurants improved by 1.4% or $142,000. On a "comparable unit" basis, restaurant revenues decreased 6.5% or $923,000 compared to the prior year quarter, while gross profits decreased by 6.6% or $672,000. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Costs and Expenses. Total costs and expenses increased 7.2% to $234.1 million in the first quarter of 2001 compared to $218.4 million in the first quarter of 2000. On a "comparable unit" basis, total costs and expenses decreased 3.0% or $6.4 million compared to the prior year quarter. Cost of sales increased $12.4 million or 6.7% from the prior year quarter primarily due to the addition of our new sites. Operating expenses increased 11.1% or $2.9 million to $28.9 million in the first quarter of 2001 compared to the prior year quarter. The increase is primarily due to a $1.6 million increase in employee-related costs and an $849,000 increase in utility expenses relating in part to the opening of five new truck stop locations, in addition to an increase in associated new site pre-opening expenses of $258,000. On a "comparable unit" basis, in the first quarter of 2001, operating expenses decreased 1.0% or $180,000 to $28.9 million compared to the prior year quarter. General and administrative expenses decreased 5.5% to $4.6 million compared to $4.8 million in the prior year quarter primarily due to lower employee-related costs of $591,000 partially offset by a $435,000 severance pay out related to personnel changes.

     Equity in Loss of Affiliate. We recognized a $94,000 loss related to our investment in the Wheeler Ridge facility in Southern California compared to a $107,000 loss in the first quarter of 2000. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 16.1% or $815,000 to $5.9 million in the first quarter of 2001 compared to the first quarter of 2000 primarily due to increased interest expense resulting from increased borrowings in the first quarter of 2001 compared to the prior year quarter, in addition to a decrease in capitalized interest due to less new site construction in the current year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2000 Form 10-K.

     At March 31, 2001, we were party to an interest rate swap agreement. At March 31, 2001, the swap agreement had a notional amount of $19.6 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. The effect of the swap for the first quarter of 2001 was to decrease the rate we were required to pay by .023%, which resulted in a reduction in interest expense of approximately $11,700 for the first quarter ended March 31, 2001.

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

    (b) Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PETRO STOPPING CENTERS, L.P.
                                (Registrant)


Date:  May 14, 2001       By:  /s/ J.A. Cardwell, Sr.
                              -----------------------
                                   J.A. Cardwell, Sr.
                                   Chairman and Chief Executive Officer
                                   (on behalf of Registrant and as Registrant's
                                   Principal Executive Officer)

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

4.7* Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 30, 2001, among Petro Stopping Centers, L.P., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on
                 Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston, N.A.), as Agent, First Union National Bank, as Documentation Agent and Fleet Securities, Inc., as Arranger.

_________

(aa) Incorporated by reference. Filed with the Company's Current Report on Form 8-K, filed on August 6, 1999.

(bb) Incorporated by reference. Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*    Filed herewith.