Form 10-Q
period 2001-06-30
PETRO STOPPING CENTERS L P
filed 2001-08-14
CIK 919942

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

                 For the quarterly period ended June 30, 2001


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

                         PART I.  Financial Information

Item 1.    Financial Statements

                         PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                          December 31,             June 30,
                                                              2000                   2001
                                                         ------------            ------------
                Assets
Current assets:
    Cash and cash equivalents                                $ 10,070                $ 13,755
    Trade accounts receivable, net                              6,835                   4,579
    Inventories, net                                           23,022                  23,151
    Other current assets                                        2,070                   1,754
    Due from affiliates                                         3,545                   3,556
                                                         ------------            ------------
        Total current assets                                   45,542                  46,795

Property and equipment, net                                   218,318                 224,478
Deferred debt issuance costs, net                               8,681                   8,416
Other assets                                                   14,088                  12,658
                                                         ------------            ------------
        Total assets                                         $286,629                $292,347
                                                         ============            ============


                Liabilities and Partners' Capital (Deficit)

Current liabilities:
    Current portion of long-term debt                        $  1,264                $  7,190
    Trade accounts payable                                      5,685                   6,682
    Accrued expenses and other liabilities                     21,838                  23,353
    Due to affiliates                                          29,902                  28,363
                                                         ------------            ------------
        Total current liabilities                              58,689                  65,588

Long-term debt, excluding current portion                     207,316                 210,166
                                                         ------------            ------------
        Total liabilities                                     266,005                 275,754
                                                         ------------            ------------


Commitments and contingencies

Partners' capital (deficit):
    General partners'                                            (249)                   (259)
    Limited partners'                                          20,873                  16,852
                                                         ------------            ------------
        Total partners' capital (deficit)                      20,624                  16,593
                                                         ------------            ------------

        Total liabilities and partners' capital (deficit)    $286,629                $292,347
                                                         ============            ============


    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)



                                              Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                          2000                2001                  2000               2001
                                   -----------------   -----------------     -----------------   ---------------
Net revenues:
  Fuel (including motor fuel taxes)     $175,868            $181,726              $350,260            $366,238
  Non-fuel                                55,272              57,614               105,370             109,993
                                   -----------------   -----------------     -------------       -------------

      Total net revenues                 231,140             239,340               455,630             476,231

Costs and expenses:
  Cost of sales
     Fuel (including motor
      fuel taxes)                        164,005             170,500               327,628             344,710
     Non-fuel                             23,080              24,130                43,315              46,180
  Operating expenses                      27,573              29,872                53,548              58,736
  General and administrative               4,231               5,025                 9,050               9,578
  Depreciation and amortization            3,949               4,347                 7,764               8,780
  (Gain) loss on disposition
   of fixed assets                            10                   -                   (59)                  -
                                   -----------------   -----------------     -----------------   -------------
    Total costs and expenses             222,848             233,874               441,246             467,984
                                   -----------------   -----------------     -----------------   -------------


    Operating income                       8,292               5,466                14,384               8,247

Equity in income (loss) of affiliate          18                  51                   (89)                (43)
Interest income                               58                  68                   181                 126
Interest expense, net                     (4,907)             (6,484)               (9,967)            (12,359)
                                   -----------------   -----------------     -----------------   -------------

    Net income (loss)                   $  3,461            $   (899)             $  4,509            $ (4,029)
                                   =================   =================     =================   =============

    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    For the Six Months Ended June 30, 2001
                                (in thousands)

                                            General                                       Total
                                           Partners'               Limited              Partners'
                                            Capital               Partners'              Capital
                                           (Deficit)               Capital              (Deficit)
                                       --------------------    ------------------    -------------
Balances, December 31, 2000                      $(249)              $20,873               $20,624
 Partners' minimum tax distributions                 -                    (2)                   (2)
 Net loss                                          (10)               (4,019)               (4,029)
                                       --------------------    ------------------    -------------
Balances, June 30, 2001                          $(259)              $16,852               $16,593
                                       ====================    ==================    =============


    See accompanying notes to unaudited consolidated financial statements.

                         PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                        2000                 2001
                                                     ----------           ---------
Cash flows from operating activities:
  Net income (loss)                                    $  4,509            $ (4,029)
  Adjustments to reconcile net income (loss) to
   net cash provided by
       operating activities:
    Depreciation and amortization                         7,764               8,780
    Deferred debt issuance cost amortization
     and accretion of original
       issue discount                                       681               1,377
    Bad debt expense                                        155                 145
    Equity in loss of affiliate                              89                  43
    Gain on disposition of fixed assets                     (59)                  -
  Increase (decrease) from changes in:
    Trade accounts receivable                            (2,068)              2,111
    Inventories                                          (2,450)               (129)
    Other current assets                                     34                 316
    Due from affiliates                                     306                 (11)
    Due to affiliates                                     7,854              (1,539)
    Trade accounts payable                               (6,922)                997
    Accrued expenses and other liabilities                2,791               1,515
                                                     ----------           ---------
        Net cash provided by operating activities        12,684               9,576
                                                     ----------           ---------

  Cash flows from investing activities:
    Proceeds from disposition of fixed assets               126                   -
    Purchases of property and equipment                 (21,554)            (14,892)
    Increase (decrease) in other assets, net               (489)              1,339
                                                     ----------           ---------
        Net cash used in investing activities           (21,917)            (13,553)
                                                     ----------           ---------

  Cash flows from financing activities:
    Repayments of bank debt                              (8,100)             (8,000)
    Proceeds from bank debt                              15,800              17,500
    Repayments of long-term debt and capital lease         (245)               (763)
    Partners' minimum tax distributions                    (775)                 (2)
    Payment of debt issuance and modification costs         (30)             (1,073)
                                                     ----------           ---------
         Net cash provided by financing activities        6,650               7,662
                                                     ----------           ---------

  Net increase (decrease) in cash and cash equivalents   (2,583)              3,685
  Cash and cash equivalents, beginning of period         13,394              10,070
                                                     ----------           ---------
  Cash and cash equivalents, end of period             $ 10,811            $ 13,755
                                                     ==========           =========
Supplemental cash flow information -
   Interest paid during the period, net of
    capitalized interest of $589 and $73 in
    2000 and 2001                                      $  9,290            $ 10,723


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

        These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2000 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and June 30, 2001, the results of operations for the three and six months ended June 30, 2000 and June 30, 2001, changes in partners' capital (deficit) for the six months ended June 30, 2001, and cash flows for the six months ended June 30, 2000 and June 30, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

        The Company's fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $58.7 million and $56.3 million for the three month periods ended June 30, 2000 and June 30, 2001, respectively, and $116.3 million and $114.1 million for the six month periods ended June 30, 2000 and June 30, 2001, respectively.

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

        Historically, the Company has not entered into significant long-term contracts with fuel suppliers and has engaged in only limited hedging activities. In July 1999, the Company entered into two ten-year supply agreements with Mobil Oil Corporation ("Mobil"). Under the terms of one of these agreements Mobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements. See Note (8) in the Company's 2000 Form 10-K. Both supply agreements with Mobil qualify as normal purchasing derivative instruments. As of and for the quarter ended June 30, 2001, the Company was not a party to any futures or options contracts.

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At June 30, 2001, the Company was party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. At June 30, 2001, the swap agreement had a notional amount of $19.5 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. For the six months ended June 30, 2001, the effect of the swap was to increase the rate the Company was required to pay by 0.66%, which resulted in an increase in interest expense of approximately $62,200 for the six months ended June 30, 2001. The swap agreement expires on December 31, 2001 and had an insignificant fair value as of June 30, 2001.


                                  (continued)

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


        The primary risks associated with swaps are the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. Based on review and assessment of counterparty risk, the Company does not anticipate any non-performance. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

(3)  Segments

        The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

        The Company operates 35 multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2000 and June 30, 2001, the revenues generated from the company-operated truck stops were $229.7 million and $237.8 million, respectively, and $452.9 million and $473.4 million for the six months ended June 30, 2000 and June 30, 2001, respectively.

        As of June 30, 2001, the Company is franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended June 30, 2000 and June 30, 2001, the revenues generated from the Company's franchise truck stop operations were $1.4 million and $1.5 million, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2000 and June 30, 2001, respectively. These revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(4)  Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Adoption of SFAS No. 142 is effective January 1, 2002. Management has not yet assessed the impact of adopting SFAS No. 142 on the Company's financial statements.

        Additionally, in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet assessed the impact of adopting SFAS No. 143 on the Company's financial statements.

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

        The forward-looking statements are included in, without limitation, "--Network Development," "--Liquidity and Capital Resources," and "--Results of Operations." In the preparation of the financial statements, management makes various estimates and assumptions that are forward-looking statements.

Reporting Format

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

        We operate 35 multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2000 and June 30, 2001, the revenues generated from our company-operated truck stops were $229.7 million and $237.8 million, respectively, and $452.9 million and $473.4 million for the six months ended June 30, 2000 and June 30, 2001, respectively.

        As of June 30, 2001, we are franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended June 30, 2000 and June 30, 2001, the revenues generated from our franchise truck stop operations were $1.4 million and $1.5 million, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2000 and June 30, 2001, respectively. These revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

        The following table sets forth our total consolidated revenues by major source:

                             SUMMARY OF SOURCES OF REVENUES

                                               Three Months Ended June 30,                         Six Months Ended June 30,
                                         -----------------------------------------        ----------------------------------------
                                                 2000                  2001                       2000                  2001
                                         ------------------    -------------------        ------------------    ------------------
                                                                          (dollars in thousands)
Fuel                                      $175,868     76.1%    $181,726     75.9%         $350,260     76.9%    $366,238     76.9%
Non-Fuel (excluding restaurants)            40,037     17.3%      41,837     17.5%           75,896     16.7%      79,754     16.7%
Restaurant                                  15,235      6.6%      15,777      6.6%           29,474      6.4%      30,239      6.4%
                                         ---------    ------   ---------    ------         --------   -------    --------    ------
Total Net Revenue                         $231,140    100.0%    $239,340    100.0%         $455,630    100.0%    $476,231    100.0%
                                         =========    ======   =========    ======         ========   =======    ========    ======

      Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $58.7 million and $56.3 million for the three month periods ended June 30, 2000 and June 30, 2001, respectively, and $116.3 million and $114.1 million for the six month periods ended June 30, 2000 and June 30, 2001, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Network Development

     The following table sets forth the development of our Petro Stopping Centers network since 1997:
                                               As of June 30,
                                               ---------------
                                    1997     1998     1999     2000     2001
                                    ----     ----     ----     ----     ----

     Company-operated                26       28       29       32       35
     Franchise operation             17       21       22       23       23
                                    ----     ----     ----     ----     ----

       Total Petro Stopping Centers
                                     43       49       51       55       58
                                    ====     ====     ====     ====     ====

     The following table sets forth information on Petro Stopping Centers opened from June 30, 1997 through June 30, 2001, all but three of which are full-sized facilities.

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

Franchise operation:
     Claysville,  Pennsylvania                        November 1997
     Breezewood, Pennsylvania                         February 1998
     Milton, Pennsylvania                             March 1998
     Monee, Illinois                                  April 1998
     Lowell, Indiana                                  April 1999
     Racine, Wisconsin                                December 1999
     Oak Grove, Missouri                              April 2001

     A new franchise truck stop located in Oak Grove, Missouri commenced operation in April 2001. In June 2001, we completed renovation of and opened the remaining portion of a company-operated Petro:2(R) facility in Los Banos, California. Also, in June 2001, we signed an agreement for a future new franchise location in Tyre, New York.

     The agreement previously entered into by JAJ Holdings L.L.C., an entity controlled by the Cardwell Group, and one of our franchisees for the sale of 4 franchise locations has been terminated. Our franchisee continues to operate the locations as part of the Petro network, however we have been advised that this franchisee has entered into an agreement to sell the franchise locations in Lake Station and Lowell, Indiana, Benton Harbor, Michigan, and Fort Chiswell, Virginia, which is expected to close by August 31, 2001 and which will result in these locations leaving our network. The terms of our franchise agreements are such that we will be compensated for the early termination of these franchise agreements. Accordingly, management does not currently expect any material adverse affect on our financial position or results of operation should the franchise agreements be terminated.

Liquidity and Capital Resources

     At June 30, 2001 our principal sources of liquidity were:

     . We made net borrowings of $9.5 million during the first six months under our amended senior credit facility, which consists of a $60.0 million revolving credit facility and a $40.0 million original principal term loan, providing an aggregate borrowing up to $100.0 million; and

     . Cash flows from operations, which provided $12.7 million and $9.6 million for the six months ended June 30, 2000 and June 30, 2001, respectively. The decrease for the six three months of 2001 was primarily due to lower operating income and fluctuations in the timing of payments to Mobil Diesel Supply Corporation for fuel payments offset by the timing of receipts related to trade receivables and variations in the timing related to trade account payables.

     At June 30, 2001, we had standby letters of credit issued for approximately $3.8 million and approximately $37.7 million in borrowings outstanding on the revolving credit facility resulting in remaining borrowing availability of approximately $18.5 million. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     We had negative working capital of $13.1 million and $18.8 million at December 31, 2000 and June 30, 2001, respectively. Negative working capital is normal in the truck stop industry. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 81.4% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check which are funded on a daily basis by third-party billing companies).

     Capital expenditures totaled $14.9 million for the six months ended June 30, 2001. Included in capital expenditures were funds spent on existing Petro Stopping Centers of approximately $3.9 million and construction of new facilities of approximately $11.0 million.

     We currently expect to invest approximately $7.0 million during the remainder of 2001 on capital expenditures. Of this amount, we believe approximately $2.6 million will be spent on new sites and $4.4 million will be spent on regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our amended senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, workers' compensation, general liability, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the six months ended June 30, 2001, we paid $5.3 million on claims related to these self-insurance programs. Provisions established under these self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the six months ended June 30, 2001, aggregated provisions amounted to approximately $6.7 million. At June 30, 2001, the aggregated accrual amounted to approximately $6.0 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     We believe that internally generated funds, together with amounts available under our amended senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt retirement through 2001 and the foreseeable future thereafter. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations and the amended senior credit facility.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Overview. Our net revenues of $476.2 million increased 4.5% in the first six months of 2001 from $455.6 million in the first six months of 2000. The increase in net revenues is primarily due to an increase in fuel revenues from the prior year as a result of an increase in our average retail-selling price per fuel gallon, as well as an increase in the volume of fuel gallons sold from the prior year due to the addition of our new sites. On a "comparable unit" basis, net revenues decreased by 5.4% to $418.3 million from $442.3 million in the prior year. The decrease in net revenues is primarily due to a decrease in the volume of fuel gallons sold which was partially offset by an increase in our average retail-selling price per fuel gallon from the prior year. A Petro Stopping Center is considered a "comparable unit" in the current year if it was open during the same number of periods of the prior year. Operating expenses increased 9.7% to $58.7 million from $53.5 million in the prior year due mainly to employee-related costs and utility expenses relating in part to the addition of our five new truck stop locations. General and administrative expenses increased 5.8% to $9.6 million compared to $9.1 million in the prior year primarily due to expenses associated with the amendment of our senior credit facility and higher employee-related costs which includes a $435,000 severance pay out related to personnel changes.

     Fuel. Revenues increased 4.6% to $366.2 million in the first six months of 2001 compared to $350.3 million in the first six months of 2000. Fuel revenues increased primarily due to a 2.7% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year. The increase in fuel revenues was also due to a 1.8% or 4.7 million gallon increase in fuel volumes. The increased volume is primarily due to the addition of our new sites. Gross profits decreased by 4.9% to $21.5 million in the first six months of 2001 compared to $22.6 million in the prior year due to a lower cents per gallon margin. On a "comparable unit" basis, fuel revenues decreased 5.6% due to an 8.5% decrease in fuel volumes which was partially offset by a 3.2% increase in our average retail-selling price per fuel gallon compared to the prior year. We believe the decrease in volume is primarily due to a weaker demand for diesel fuel and a decrease in related customer traffic at our sites as a result of several factors, including the continued high fuel prices as well as a general slowdown in freight. Gross profits decreased by 12.5% or $2.8 million in the first six months of 2001 compared to the prior year.

     Non-Fuel (excluding restaurant). Revenues increased 5.1% to $79.8 million in the first six months of 2001 from $75.9 million in the first six months of 2000. The increase in non-fuel revenues is primarily due to a 5.7% or $3.3 million increase in sales at our retail stores and lube facilities due to the addition of our new sites. Gross profits increased 2.9% to $42.3 million in the first six months of 2001 from $41.1 million in the first six months of 2000.
The increase in gross profits is primarily due to the addition of our new sites. On a "comparable unit" basis, non-fuel revenues decreased 4.4% or $3.3 million compared to the prior year and gross profits decreased 5.8% or $2.4 million compared to the prior year. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Restaurant. Revenues increased 2.6% to $30.2 million in the first six months of 2001 compared to $29.5 million in the first six months of 2000. Revenues increased primarily due to the addition of our new sites. Gross profits in the restaurants improved by 2.8% or $581,000. On a "comparable unit" basis, restaurant revenues decreased 6.4% or $1.9 million compared to the prior year, while gross profits decreased by 6.2% or $1.3 million. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Costs and Expenses. Total costs and expenses increased 6.1% to $468.0 million in the first six months of 2001 compared to $441.2 million in the first six months of 2000. On a "comparable unit" basis, total costs and expenses decreased 4.1% or $17.4 million compared to the prior year. Cost of sales increased $19.9 million or 5.4% from the prior year primarily due to the addition of our new sites. Operating expenses increased 9.7% or $5.2 million to $58.7 million in the first six months of 2001 compared to the prior year. The increase is primarily due to a $2.9 million increase in employee-related costs and a $1.2 million increase in utility expenses relating in part to the addition of our five new truck stop locations. On a "comparable unit" basis, cost of sales decreased $17.6 million or 4.9% from the prior year due to a decrease in fuel volumes. Operating expenses were consistent with the prior year, despite the fact that utility expenses and insurance expense increased $546,000 and $343,000, respectively. General and administrative expenses increased 5.8% to $9.6 million compared to $9.1 million in the prior year primarily due to an increase of $213,000 in employee-related costs which includes a $435,000 severance pay out related to personnel changes and $153,000 of expenses associated with the amendment of our senior credit facility.

     Equity in Income (Loss) of Affiliate. We recognized a $43,000 loss in the first six months of 2001 related to our investment in the Wheeler Ridge facility in Southern California compared to a $89,000 loss in the prior year. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 24.0% or $2.4 million to $12.4 million in the first six months of 2001 compared to the first six months of 2000. The increase in interest expense, net, is primarily due to increased borrowings in the first six months of 2001 compared to the prior year, a decrease in capitalized interest due to less new site construction in the current year, in addition to the write-off of $629,000 of unamortized deferred debt issuance costs associated with the amendment of our senior credit facility.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Overview. Our net revenues of $239.3 million increased 3.5% in the second quarter of 2001 from $231.1 million in the second quarter of 2000. The increase in net revenues is primarily due to an increase in fuel revenues from the prior year quarter as a result of an increase in our average retail-selling price per fuel gallon and the addition of our new sites. On a "comparable unit" basis, net revenues decreased by 6.6% to $208.1 million from $223.0 million in the prior year quarter. The decrease in net revenues is primarily due to a decrease in the volume of fuel gallons sold which was partially offset by an increase in our average retail-selling price per fuel gallon from the prior year quarter. A Petro

Stopping Center is considered a "comparable unit" in the current year if it was open during the same number of periods of the prior year. Operating expenses increased 8.3% to $29.9 million from $27.6 million in the prior year quarter due mainly to employee-related costs and utility expenses relating in part to the addition of our five new truck stop locations. General and administrative expenses increased 18.8% to $5.0 million compared to $4.2 million in the prior year quarter primarily due to expenses associated with the amendment of our senior credit facility and higher employee-related costs.

     Fuel. Revenues increased 3.3% to $181.7 million in the second quarter of 2001 compared to $175.9 million in the second quarter of 2000. Fuel revenues increased primarily due to a 3.5% increase in our average retail-selling price per fuel gallon stemming from higher fuel costs compared to the prior year quarter and the addition of our new sites. Gross profits decreased by 5.4% to $11.2 million in the second quarter of 2001 compared to $11.9 million in the prior year quarter due to a lower cents per gallon margin. On a "comparable unit" basis, fuel revenues decreased 7.1% due to a 10.9% decrease in fuel volumes which was partially offset by a 4.4% increase in our average retail-selling price per fuel gallon compared to the prior year quarter. We believe the decrease in volume is primarily due to a weaker demand for diesel fuel and a decrease in related customer traffic at our sites as a result of several factors, including the continued high fuel prices as well as a general slowdown in freight. Gross profits decreased by 13.5% or $1.6 million in the second quarter of 2001 compared to the prior year quarter.

     Non-Fuel (excluding restaurant). Revenues increased 4.5% to $41.8 million in the second quarter of 2001 from $40.0 million in the second quarter of 2000. The increase in non-fuel revenues is primarily due to a 4.6% or $1.4 million increase in sales at our retail stores and lube facilities due to the addition of our new sites. Gross profits increased 4.0% to $22.2 million in the second quarter of 2001 from $21.3 million in the second quarter of 2000. The increase in gross profits is primarily due to the addition of our new sites. On a "comparable unit" basis, non-fuel revenues decreased 5.0% or $1.9 million compared to the prior year quarter and gross profits decreased 4.8% or $1.0 million compared to the prior year quarter. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Restaurant. Revenues increased 3.6% to $15.8 million in the second quarter of 2001 compared to $15.2 million in the second quarter of 2000. Revenues increased primarily due to the addition of our new sites. Gross profits in the restaurants improved by 4.0% or $439,000. On a "comparable unit" basis, restaurant revenues decreased 6.4% or $940,000 compared to the prior year quarter, while gross profits decreased by 5.8% or $613,000. We believe these decreases are primarily due to a decrease in customer traffic at our sites associated with a weaker demand for diesel fuel as a result of continued high fuel prices as well as a general slowdown in freight.

     Costs and Expenses. Total costs and expenses increased 4.9% to $233.9 million in the second quarter of 2001 compared to $222.8 million in the second quarter of 2000. On a "comparable unit" basis, total costs and expenses decreased 5.1% or $10.9 million compared to the prior year quarter. Cost of sales increased $7.5 million or 4.0% from the prior year quarter primarily due to the addition of our new sites. Operating expenses increased 8.3% to $29.9 million in the second quarter of 2001 compared to $27.6 million in the prior year quarter. The increase is primarily due to a $1.3 million increase in employee-related costs and a $324,000 increase in utility expenses relating in part to the addition of our five new truck stop locations. On a "comparable unit" basis, in the second quarter of 2001, cost of sales decreased $11.6 million or 6.5% from the prior year quarter due to a decrease in fuel volumes. Operating expenses increased 0.5% or $119,000 to $25.9 million compared to the prior year quarter, despite the fact that insurance expense increased $176,000. General and administrative expenses increased 18.8% to $5.0 million compared to $4.2 million in the prior year quarter primarily due to an increase of $397,000 in employee-related costs and $153,000 of expenses associated with the amendment of our senior credit facility.

     Equity in Income (Loss) of Affiliate. We recognized $51,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to $18,000 of income in the second quarter of 2000. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 32.1% or $1.6 million to $6.5 million in the second quarter of 2001 compared to the second quarter of 2000. The increase in interest expense, net, is primarily due to increased borrowings in the current year, a decrease in capitalized interest due to less new site construction in the current year, in addition to the write-off of $629,000 of unamortized deferred debt issuance costs associated with the amendment of our senior credit facility.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2000 Form 10-K.

     At June 30, 2001, we were party to an interest rate swap agreement. At June 30, 2001, the swap agreement had a notional amount of $19.5 million. Under the agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the six months ended June 30, 2001, the effect of the swap was to increase the rate we were required to pay by 0.66%, which resulted in an increase in interest expense of approximately $62,200 for the six months ended June 30, 2001.

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

     (b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PETRO STOPPING CENTERS, L.P.
                                          (Registrant)


Date:  August 13, 2001            By:  /s/ J.A. Cardwell, Sr.
                                      -----------------------
                                       J.A. Cardwell, Sr.
                                       Chairman and Chief Executive Officer
                                       (on behalf of Registrant
                                       and as Registrant's
                                       Principal Executive Officer)

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