Form 10-K405
period 2001-12-31
PETRO STOPPING CENTERS L P
filed 2002-04-01
CIK 919942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

                                     PART I

Item 1. Business

General

     On December 31, 1994, we were formed as a Delaware limited partnership. We are a nationwide operator of large, multi-service truck stops with a network of 55 facilities known as Petro Stopping Centers(R) ("Petro Stopping Centers"), located in 30 states. Our business was founded by J.A. Cardwell Sr., who opened our first truck stop in El Paso, Texas in 1975. We have built our reputation by providing the "quality difference," which we believe to be a high level of customer service and quality products delivered in a consistently clean and friendly environment. Each Petro Stopping Center offers a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventive maintenance centers ("Petro:Lube(R)"), and travel and convenience stores to professional truck drivers, other highway motorists, and local residents. Of the 55 Petro Stopping Centers, 20 are operated by franchisees who are required to meet our high standards of quality and service. Our primary customers are commercial trucking fleets and professional truck drivers that comprise the long-haul sector of the trucking industry. We sell diesel fuel to approximately 9,000 trucking accounts.

     Our facilities are designed to offer a number of benefits to truck fleet operators and drivers. These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks, and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of our one-stop, multi-service facilities.

Recapitalization

     On July 23, 1999, we, certain of our partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Petro Stopping Centers Holdings, L.P. ("Holdings") was formed as a Delaware limited partnership, and substantially all of the owners in us at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in us for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of Holdings' 15.0% senior discount notes due 2008 (as defined below). Petro Holdings Financial Corporation, ourselves and our subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), an affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation (predecessor in interest to Exxon Mobil Corporation) ("ExxonMobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings. Holdings purchased 50.8% of common interest in us owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of Holdings' 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% of common interests in us owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization".

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

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in us with the remaining 0.5% owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

Cardwell Group:
    General partnership interest .....  1.1%
    Limited partnership interest ..... 50.5%
Volvo Trucks ......................... 28.7%
Mobil Long Haul ......................  9.7%
Petro Warrant Holdings Corporation ... 10.0%

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

     As part of the Recapitalization, we also amended our senior credit facility to provide for an $85.0 million revolving credit facility and a $40.0 million original principal term loan. The proceeds of the term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest.

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

     Effective May 14, 2001 we obtained approval from our lenders of an amendment to our senior credit facility which, among other things, amended certain of our financial covenants, established new covenants on our senior secured leverage and capital expenditures, reduced the size of our revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and our $40.0 million original principal Term B loans to current market levels. We are currently in compliance with all financial covenants under our 2001 amended senior credit facility and we believe that our 2001 amended senior credit facility provides us with the flexibility to continue to maximize our business in light of the current economic environment. As of December 31, 2001 the fees and expenses related to this amendment approximated $1.3 million, most of which were capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility. The 2001 amended senior credit facility is collateralized by substantially all of our assets and contains certain covenants as described in
Note 6 to notes to consolidated financial statements included herein.

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

     In addition to our 35 company-operated locations, as of December 31, 2001, we were a franchisor to 20 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees.

     Of our 35 company-operated Petro Stopping Centers, 31 are full-size locations and four are Petro:2(R) Stopping Centers which provide the same basic fuel and non-fuel services as full-size Petro Stopping Centers, but on a smaller scale and with fewer amenities. All of the company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 20 franchised facilities, seventeen are full-service locations and three are Petro:2(R) Stopping Centers.

Fuel

     Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional drivers and typically consists of eight to sixteen fueling lanes. The fuel dispensers are computer driven, high speed units. Each fueling lane permits simultaneous fueling of each of a truck's two tanks. Pursuant to our strategic alliance with ExxonMobil, see Item 13, "Certain Relationships and Related Transactions," we sell Mobil branded diesel fuel at all but two of the company-operated diesel fuel islands. All Mobil branded diesel fuel islands and dispensers we operate carry signage with both the "Petro" and "Mobil" brand names.

     In addition to the diesel fuel island for professional drivers, gasoline and automobile diesel fuel are sold from a separate auto fuel island at 33 of our 35 company-operated locations. The auto fuel islands are accessed by separate "auto-only" entrances, which help to separate auto and truck traffic at the facility. The typical auto fuel island is equipped with four to six fuel dispensers for convenient and efficient fueling.

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

     Each Petro:Lube(R) sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Kelly, Bridgestone, Michelin, Yokohama, and

Firestone tires. Petro:Lubes(R) primarily feature Mobil's Delvac brand lubricants as part of our marketing strategy with ExxonMobil. See Item 13, "Certain Relationships and Related Transactions". Each Petro:Lube(R) honors manufacturers' warranties as well as our warranties for work performed at any Petro:Lube(R) throughout the country. Petro:Lube(R) services are primarily utilized by owner/operators and small fleets.

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

     To meet the personal and business needs of commercial drivers and other motorists, we provide numerous additional services at the main facility of our Petro Stopping Centers. At the typical Petro Stopping Center, customers have access to telephone, internet, money wire services, fax, and other communication services, overnight express drop boxes, and ATMs. In addition, customers may receive their paychecks and cash advances. At most locations, professional drivers have convenient on-site access to a certified truck weighing scale and a truck wash operated by third parties which lease part of a Petro Stopping Center to provide these services. For a driver's comfort and relaxation, Petro Stopping Centers provide laundry facilities, game rooms, television viewing rooms and, at some Petro Stopping Centers, movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

     Each full-size Petro Stopping Center features twelve to eighteen private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

     Since June 1993 the Petro Stopping Centers located in Hammond and Shreveport, Louisiana have featured video poker operations. We were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. In order to satisfy state law requirements, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., an affiliate of ours, in February 2000 which operates the video poker offering.

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

     We have introduced nationally branded fast food concepts at fourteen of our company-operated locations. We currently operate, under franchise agreements, two Wendy's, one Taco Time, two Blimpie Subs & Salads, three Baskin-Robbins, four Tastee Freeze, five Noble Romans, and eight Pizza Hut Express units. In addition, as of December 31, 2001 we had introduced our own branded deli program known as "The Filling Station" in fifteen company-operated Petro Stopping Centers.

Competition

     The U.S. truck stop industry is large, highly competitive, and somewhat fragmented. We experience competition primarily on two fronts: limited service "pumper" truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional drivers and the public a wider range of products and services.

     We believe that our principal competitors are increasingly the larger nationwide chains, some of which have substantially greater financial and marketing resources than we do. We believe there are approximately 4,500 multi-service and pumper truck stops located in the U.S. Approximately 36% of the multi-service truck stops are operated by six national chains, of which we are one.

     While we price our diesel fuel competitively, we believe our competitive advantage is largely attributable to our reputation for providing the "quality difference", a high level of customer service, and quality products delivered in a consistently clean and friendly environment. Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners' focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. Because industry studies indicate that approximately two out of every three stops made by a truck driver are for reasons other than the purchase of fuel, we believe that our larger sites and our broad offering of non-fuel products, services, and amenities will continue to attract professional truck driver business and should continue to provide us a competitive advantage in spite of fuel pricing competition.

Fuel and Lubricant Suppliers

     In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Petro Stopping Centers in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either our volumes or results of operations. See Item 13, "Certain Relationships and Related Transactions".

     We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, we purchased 94.2% of our diesel fuel and gasoline through ExxonMobil or Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of ExxonMobil, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

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

Governmental Regulation

Environmental Regulation

     Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. We use underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We have incurred approximately $61,000 in remediation costs as of December 31, 2001 related to Corning, California. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial condition or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

     We were a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of our operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 we arranged for the transportation of waste oil products from our Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that our activities with regard to the use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), we and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Sections 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus were named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. We and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA. See
Note 14 to notes to consolidated financial statements included herein.

     Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 1999, 2000, and 2001, our total expenditures for environmental matters were $156,000, $143,000, and $128,000, respectively. See Note 2 to notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

Other Regulations

     We also operate under local licensing ordinances. The issuance of permits for service station and lubrication operations is generally a matter of discretion and dependent on the underlying requirement that the granting of the permit be consistent with the health, safety, and welfare of the community.

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

     State and local authorities oversee our video poker offerings. We were required to and did phase out video poker operations at the Hammond, Louisiana facility at the end of June 1999. In order to satisfy state law requirements, we leased the Shreveport, Louisiana fuel island operation to Petro Truckstops, Inc., an affiliate of ours, in February 2000 which operates the video poker offering. Accordingly, Petro Truckstops, Inc. is now subject to such state and local regulations.

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

     Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet federal requirements related to access and use by disabled persons. While we believe our facilities are in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages, however, we do not believe such fines or damage awards, if any, would have a material adverse effect on us.

     We believe that all of our Petro Stopping Centers are in compliance in all material respects with existing laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

     As of December 31, 2001, we had a total of 4,108 employees, of which 3,838 were full-time and 270 were part-time. At that date, 470 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,638 employees were hourly employees. Approximately 97.0% of our employees worked at our Petro Stopping Centers.

     We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2. Properties

     Our corporate headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Company. We lease the entire building under a lease expiring on

December 31, 2005. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, "Certain Relationships and Related Transactions".

     We own the underlying land and all facilities at 29 of our 35 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Hammond, Louisiana and Jackson, Mississippi sites and lease the Effingham, Illinois, North Baltimore, Ohio, and Los Banos, California sites in their entirety. The Petro Stopping Center located in Effingham, Illinois, is leased from an entity owned by current and former employees of the Company. The Petro Stopping Center located in North Baltimore, Ohio, is leased from an entity wholly owned by James
A. Cardwell, Jr., a current officer of the Company, which purchased the facility from our previous lessor in January 2002. See Item 13, "Certain Relationships and Related Transactions".

     We own real property in Cordele, Georgia, Hermiston, Oregon, Green River, Wyoming, and Marianna, Florida, which is suitable for the construction of new Petro Stopping Centers. We have options, which expire in December 2006, to purchase vacant land owned by the Cardwell Group that is located near or adjacent to three existing Petro Stopping Centers: Weatherford, Texas (thirty-four acres); Beaumont, Texas (seventeen acres); and Oklahoma City, Oklahoma (thirty acres). See Item 13, "Certain Relationships and Related Transactions".

     At December 31, 2001, we had no new Petro Stopping Centers under construction. In January 2001, we completed construction on and opened a company-operated Petro Stopping Center in North Las Vegas, Nevada. We completed renovation of and opened the remaining portions of the company-operated Petro:2(R) facility in Los Banos, California and the full-sized company-operated Petro Stopping Center in Carlisle, Pennsylvania in June and July 2001, respectively, with the exception of the Petro:Lube(R) in Carlisle, Pennsylvania.

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

     The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2001, our revenues from our franchise locations totaled $10.0 million, which includes a $5.0 million payment for the early termination of four franchise agreements. In addition, franchises contributed $544,000 to the advertising programs.

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

     All franchise agreements, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

     As of December 31, 2001, current terms of our franchise agreements will expire as follows: one in each of 2003 and 2009; two in each of 2002, 2004, 2007 and 2011; three in each of 2005, and 2008; and four in 2006. No termination notices have been received with respect to either of the franchise agreements expiring in 2002.

     One franchisee operates four locations, one operates three locations, two operate two locations, and nine operate one location each. None of the franchisees is affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, "Certain Relationships and Related Transactions".

     The former franchise operations located in Lake Station and Lowell, Indiana, Benton Harbor, Michigan, and Fort Chiswell, Virginia, all of which were owned by a single franchisee (and its affiliates), were sold and ceased operations as Petro Stopping Centers in August 2001. As noted above, we received $5.0 million in compensation for the early termination of these franchise agreements. Management does not expect any material adverse affect on our financial position or results of operations or network offerings to our customers due to the loss of these franchise locations from our network.

     New franchise truck stops located in Oak Grove, Missouri and Glade Spring, Virginia commenced operations in April 2001 and October 2001, respectively.

     In addition to the 20 franchise locations currently in operation, in June 2001 and August 2001 we signed agreements for future franchise locations in Tyre, New York and Frystown, Pennsylvania, respectively.

Agreement with Tejon

     As previously reported, pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California which began operations in June 1999.

Item 3. Legal Proceedings

     From time to time we are involved in routine litigation incidental to our operations. Based on the existence of insurance coverage and the provision recorded as of December 31, 2001, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     All of our general and limited partnership interests are owned by Holdings and various affiliates of the Cardwell Group. See Note 1 to notes to consolidated financial statements for the year ended December 31, 2001. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

     The information set forth below should be read in conjunction with both "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, have been derived from our audited financial statements. In the opinion of our management, the unaudited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                                For the Years Ended December 31,
                                                        1997       1998       1999       2000       2001
                                                      --------   --------   --------   --------   --------
                                                                      (dollars in thousands)
Income Statement Data:
Net revenues:
  Fuel  (including motor fuel taxes) ..............   $513,571   $464,025   $520,512   $763,413   $684,262
  Non-fuel ........................................    172,158    189,391    199,235    217,384    229,881
                                                      --------   --------   --------   --------   --------
    Total net revenues ............................    685,729    653,416    719,747    980,797    914,143
                                                      --------   --------   --------   --------   --------

Costs and expenses:
  Cost of sales
     Fuel  (including motor fuel taxes) ...........    476,033    422,945    481,483    720,335    643,162
     Non-fuel .....................................     70,548     76,451     80,491     91,771     95,014
  Operating expenses ..............................     85,560     93,012     99,978    108,367    116,535
  General and administrative ......................     17,004     19,329     19,154     16,856     18,751
  Depreciation and amortization ...................     14,502     15,953     13,951     16,270     17,683
  (Gain) loss on disposition of fixed assets ......         31          6       (836)       (59)       (63)
                                                      --------   --------   --------   --------   --------
    Total costs and expenses ......................    663,678    627,696    694,221    953,540    891,082
                                                      --------   --------   --------   --------   --------
Operating income ..................................     22,051     25,720     25,526     27,257     23,061

Recapitalization costs ............................         --         --     (1,163)        --         --
Equity in income (loss) of affiliate ..............         --         --       (593)      (307)       122
Interest income ...................................        956        729        596        317        174
Interest expense, net .............................    (21,248)   (20,771)   (20,250)   (20,853)   (23,856)
                                                      --------   --------   --------   --------   --------
  Income (loss) before extraordinary item and
      cumulative effect of a change in accounting
      principle ...................................      1,759      5,678      4,116      6,414       (499)
Extraordinary item (a) ............................    (12,745)        --     (2,016)        --         --
Cumulative effect of a change in accounting
   principle (b)(c) ...............................     (1,579)    (3,250)        --         --         --
                                                      --------   --------   --------   --------   --------
Net income (loss) (d)(e) ..........................   $(12,565)  $  2,428   $  2,100   $  6,414   $   (499)
                                                      ========   ========   ========   ========   ========

Balance Sheet Data:
(at end of period)
Working capital (deficit) .........................   $  3,850   $ (3,060)  $ (9,564)  $(13,147)  $(29,335)
Total assets ......................................    239,666    226,999    253,961    286,629    280,265
Total  debt .......................................    183,190    181,328    181,298    208,580    208,997
Mandatorily redeemable preferred partnership
   interests ......................................     21,202     23,172         --         --         --
Partners' capital and comprehensive income ........    (19,555)   (19,922)    16,083     20,624     20,056

Other Financial Data:
Net cash provided by operating activities .........   $ 30,530   $ 11,176   $ 30,927   $ 23,793   $ 17,089
Net cash used in investing activities .............    (15,810)   (19,665)   (38,237)   (53,091)   (21,410)
Net cash provided by (used in) financing activities      7,065     (3,287)     7,322     25,278       (652)
Capital expenditures(f) ...........................     15,901     20,315     36,564     50,241     21,411
Number of truck stops:
    (at end of period)
      Company-operated ............................         28         28         30         34         35
      Franchised ..................................         18         21         23         22         20
                                                      --------   --------   --------   --------   --------
   Total ..........................................         46         49         53         56         55
                                                      ========   ========   ========   ========   ========

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

(e) EBITDA, or operating income plus depreciation and amortization, is not a measure of financial performance under generally accepted accounting principles, but is presented because such data is used by certain investors to determine a company's ability to meet historical debt service requirements. Such data should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. EBITDA results were $36.6 million, $41.7 million, $39.5 million, $43.5 million and $40.7 million for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively.

(f) Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and volume building projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $7.3 million, $6.1 million, $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1997, 1998, 1999, 2000, and 2001, respectively.

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

     The forward-looking statements are included in, without limitation, " -- Critical Accounting Policies," "-- Transactions with Related-Parites," "--Liquidity and Capital Resources," "--Results of Operations," and "--Recently Issued Accounting Pronouncements". In addition, in the preparation of the financial statements, management makes various estimates and assumptions that are in nature of forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

     We operate 35 multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1999, 2000, and 2001, the revenues generated from our company-operated truck stops were $714.7 million, $975.3 million, and $904.1 million, respectively.

     As of December 31, 1999, 2000, and 2001, we were a franchisor to 23, 22, and 20 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. For the years ended December 31, 1999, 2000, and 2001, the revenues generated from our franchise truck stop operations were $5.0 million, $5.5 million, and $10.0 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from our franchise agreements.

     We derive our revenues from:

     .    The sale of diesel and gasoline fuels;

     . Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and preventative maintenance, weighing scales, showers, laundry, video games, franchise revenues, and other operations; and

     . Restaurant operations which include Iron Skillet(R)and fast-food operations.

     The following table sets forth our total consolidated revenues by major source:

                          SUMMARY OF SOURCES OF REVENUE

                                                  Year Ended December 31,
                                  ------------------------------------------------------
                                        1999               2000               2001
                                  ----------------   ----------------   ----------------
                                                  (dollars in thousands)
Fuel                              $520,512    72.3%  $763,413    77.8%  $684,262    74.9%
Non-Fuel (excluding restaurant)    143,458    19.9%   156,991    16.0%   167,603    18.3%
Restaurant                          55,777     7.8%    60,393     6.2%    62,278     6.8%
                                  --------   -----   --------   -----   --------   -----
Total Net Revenue                 $719,747   100.0%  $980,797   100.0%  $914,143   100.0%
                                  ========   =====   ========   =====   ========   =====

     Our fuel revenues and cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $211.6 million, $234.1 million, and $227.1 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     No provision for income taxes is reflected in the accompanying financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions. See Note 2 to notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

Loyalty Program

     We utilize estimates in accounting for our Petro Passport Loyalty program. We record a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of change as well as future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as ours. The issuance of new accounting standards could have an impact on our liability in the year of change as well as future years.

Transactions with Related-Parties

     Our related-party transactions are described herein under Item 13, "Certain Relationships and Related Transactions". We believe that our transactions wtih related-parties are on terms comparable to those that could be obtained in arms-length transactions.

     Our most material related-party transaction is that of the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Petro Stopping Centers in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either our volumes or results of operations.

     We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, we purchased 94.2% of our diesel fuel and gasoline through ExxonMobil or MDS, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

Liquidity and Capital Resources

     At December 31, 1999, 2000, and 2001 our principal sources of liquidity were:

     . $53.7 million, $25.8 million, and $21.1 million of available borrowing capacity for 1999, 2000, and 2001, respectively, under our revolving credit portion of our senior credit facility, as amended in March 2001;

     . Sales of common and preferred partnership interests and capital contribution transactions which raised $10.8 million in 1999;

     . Cash flows from operations, which provided $30.9 million, $23.8 million, and $17.1 million for the years ended December 31, 1999, 2000, and 2001, respectively. Fluctuations in these cash flows were primarily due to the timing of payments to Mobil Diesel Supply Corporation for fuel purchases offset by the timing of receipts related to trade accounts receivable and variations in the timing of payments related to trade account payables, in addition to lower operating income and increased interest expense for the year ended December 31, 2001; and

     . Cash flows from financing activities were $7.3 million and $25.3 million and cash used in financing activities was $652,000 for the years ended December 31, 1999, 2000, and 2001, respectively. These fluctuations were almost entirely due to our borrowings and repayments on our credit facilities, with the exception of 1999, which was related to the July 23, 1999 Recapitalization. The increased borrowings were primarily related to construction of new sites as part of our network expansion. The fluctuation in 2001 was primarily related to a slowdown in our network expansion due to economic factors as discussed below.

     Since the Recapitalization, we have made significant investment in network expansion through the purchase and construction of new Petro Stopping Centers funded primarily with draws on our senior credit facility as well as internally generated cash. Through December 31, 2001, these new site expenditures totaled approximately $72.2 million. New Petro Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slowdown in freight and a decrease in diesel demand and related customer traffic at our sites, required us to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 we obtained approval from our lenders of an amendment to our senior credit facility which, among other things, amended certain of our financial covenants, established new covenants on our senior secured leverage and capital expenditures, reduced the size of our revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and our $40.0 million original principal Term B loans to current market levels. We are currently in compliance with all financial covenants under our 2001 amended senior credit facility and we believe that our 2001 amended senior credit facility provides us with the flexibility to continue to maximize our business in light of the current economic environment discussed above. As of December 31, 2001 the fees and expenses related to this amendment approximated $1.3 million, most of which were capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility.

     At December 31, 2001, we had approximately $6.7 million in standby letters of credit and approximately $29.8 million in additional borrowings outstanding under our revolving credit facility. Principal payments on the term loan are due quarterly, beginning September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Under our 2001 amended senior credit facility, any principal amount outstanding up to $35.0 million at July 23, 2002 will automatically convert to a term loan A. The outstanding balance under term loan A, if any, will be amortized in eight equal quarterly installments following the conversion. As of December 31, 2001, we estimate these quarterly installments will approximate $3.7 million each. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 2.0% above the bank's base rate or 3.5% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly.

     Any funds drawn on the 2001 amended senior credit facility are secured by substantially all of our assets, and the guarantees of Petro, Inc. and each of Holdings' subsidiaries.

    The following is a summary of our long-term debt and financing obligations and contractual commitments as of December 31, 2001:

          Contractual                    Less Than                           After
        Cash Obligations       Total      1 Year    1-3 Years   4-5 Years  5 Years
        ----------------       -----    ---------   ---------   ---------  -------
                                                  (in thousands)
Long-term debt and financing
   obligations                 $209,490   $ 14,640   $ 47,850   $147,000   $      -
Operating leases                 30,492      2,927      5,821      4,624     17,120
                               --------   --------   --------   --------   --------
Total                          $239,982   $ 17,567   $ 53,671   $151,624   $ 17,120
                               ========   ========   ========   ========   ========

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our 2001 amended senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt retirement through 2002 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive.

     We had negative working capital of $13.1 million and $29.3 million at December 31, 2000 and 2001, respectively. While negative working capital is normal in the truck stop industry, the increase in 2001 was primarily due to an increase in our current portion of long-term debt related to the 12 1/2% Senior Notes due June 2002 and the term loan A quarterly installments as previously disclosed. Diesel fuel inventory turns every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 82.7% of our sales are cash sales (or the equivalent in the case of credit card sales or sales paid for by check, which are funded on a daily basis by third-party billing companies).

     As part of the Recapitalization, Holdings and various individuals and affiliates of the Cardwell Group agreed to restate our partnership agreement. Among other things, the parties agreed to convert the outstanding amount of mandatorily redeemable preferred partnership interests ($24.3 million, including accrued but unpaid preferred dividends) into common limited partnership interests.

     Capital expenditures totaled $36.6 million, $50.2 million, and $21.4 million for the years ended December 31, 1999, 2000, and 2001, respectively. Included in capital expenditures were funds spent on existing Petro Stopping Centers of $16.0 million, $9.2 million, and $7.7 million for the years ended December 31, 1999, 2000, and 2001, respectively and acquisition and construction of new facilities of $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     We currently expect to invest approximately $8.0 million during the year 2002 on capital expenditures related to regular capital maintenance and volume building projects. These capital outlays will be funded through borrowings under our 2001 amended senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2001, we paid $6.9 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2001, aggregated provisions amounted to approximately $9.4 million. At December 31, 2001, the aggregated accrual amounted to approximately $7.1 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Overview. During the year ended December 31, 2001, we were impacted by a slowing economy, reduced freight shipments, and decreased customer traffic. Our net revenues decreased 6.8% to $914.1 million from $980.8 million for the year ended December 31, 2001. On a comparable unit basis, revenues decreased by 14.0% to $795.9 million from $925.9 million in the prior year. These decreases in revenues were mainly due to a decrease in our average retail-selling price and to a lesser extent, to a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses increased 7.5% to $116.5 million from $108.4 million in the prior year due mainly to employee-related costs, utility expenses, and property tax expenses relating in part to the addition of five new truck stop locations since January 1, 2000. General and administrative expenses increased 11.2% to $18.8 million compared to $16.9 million in the prior year primarily due to legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our 2001 senior credit facility, and higher employee-related costs which includes a $435,000 severance pay out related to personnel changes.

     Fuel. Revenues decreased 10.4% to $684.3 million for the year ended December 31, 2001 compared to $763.4 million in the prior year, primarily due to a 7.2% decrease in our average retail-selling price and a 3.5% or 18.8 million gallon decrease in fuel volumes. Gross profits decreased by 4.6% to $41.1 million for the year ended December 31, 2001 compared to $43.1 million in the prior year due mainly to lower fuel volumes. On a comparable unit basis, fuel revenues decreased 17.3% due to an 11.2% decrease in fuel volumes and a 6.9% decrease in our average retail-selling price compared to the prior year. Gross profits decreased by 12.3% or $5.1 million for the year ended December 31, 2001 compared to the prior year. We believe the decrease in volume was primarily due to a weaker demand for diesel fuel and a related decrease in customer traffic attributable to a slowdown in freight.

     Non-Fuel (excluding restaurant). Revenues increased 6.8% to $167.6 million for the year ended December 31, 2001 from $157.0 million in the prior year. Gross profits increased 9.8% to $90.6 million for the year ended December 31, 2001 from $82.6 million in the prior year. The increases in non-fuel revenues and gross profits were primarily due to the $5.0 million payment for the early termination of the four franchise agreements, previously disclosed, and a 4.1% or $4.9 million increase in sales at our retail stores and lube facilities due to the addition of our new company-operated sites. On a comparable unit basis, non-fuel revenues decreased 2.0% or $3.1 million compared to the prior year and gross profits increased 1.4% or $1.2 million compared to the prior year. We believe the decrease in revenues was primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight. The increase in gross profits was primarily due to the $5.0 million payment for the early termination of the four franchise agreements, offset by a $2.0 million decrease in gross profits at our retail stores and lube facilities.

     Restaurant. Revenues increased 3.1% to $62.3 million for the year ended December 31, 2001 compared to $60.4 million in the prior year, primarily due to the addition of our new company-operated sites. Gross profits in the restaurants improved by 2.7% or $1.2 million compared to the prior year. On a comparable unit basis, restaurant revenues decreased 5.6% or $3.2 million compared to the prior year, while gross profits decreased by 5.9% or $2.4 million. We believe these decreases were primarily due to a decrease in customer traffic associated with a weaker demand for diesel fuel attributable to a slowdown in freight.

     Costs and Expenses. Total costs and expenses decreased 6.6% to $891.1 million for the year ended December 31, 2001 compared to $953.5 million in the prior year. Cost of sales decreased $73.9 million or 9.1% from the prior year due mainly to lower fuel costs in the current year and, to a lesser extent, the decrease in fuel volumes. Operating expenses increased 7.5% or $8.2 million to, $116.5 million for the year ended December 31, 2001 compared to the prior year, primarily due to increases in employee-related costs, utility expenses, and property taxes relating in part to the addition of our five new truck stop locations. On a comparable unit basis, total costs and expenses decreased 13.8% or $123.5 million compared to the prior year. On a comparable unit basis, costs of sales decreased $123.5 million or 16.2% from the prior year due mainly to the decrease in fuel costs. On a comparable unit basis, operating expenses decreased 0.9% or $945,000 to $101.3 million for the year ended December 31, 2001 compared to the prior year, primarily due to a decrease in marketing related expenses partially offset by increases in property tax, insurance, and utility expenses. General and administrative expenses increased 11.2% to $18.8 million compared to $16.9 million in the prior year primarily due to an increase in employee-related costs which included a severance pay out related to personnel changes, legal and other expenses associated with the early termination of the four franchise agreements and expendes associated with the amendment of our 2001 senior credit facility.

     Equity in Income (Loss) of Affiliate. We recognized $122,000 in income for the year ended December 31, 2001 related to our investment in the Wheeler Ridge facility in Southern California compared to a $307,000 loss in the prior year. This Petro Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased 14.4% or $3.0 million to $23.9 million for the year ended December 31, 2001 compared to the prior year. The increase in interest expense, net, was primarily due to increased borrowings in the year ended December 31, 2001 compared to the prior year, a decrease in capitalized interest due to less new site construction in the current year, in addition to the write-off of $629,000 of unamortized deferred debt issuance costs associated with the amendment of our senior credit facility.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Overview. Our net revenues increased 36.3% to $980.8 million from $719.7 million for the year ended December 31, 2000. On a comparable unit basis, revenues increased by 29.7% to $903.3 million from $696.5 million in the prior year, due to increases in both our average retail-selling price and the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses increased 8.4% to $108.4 million from $100.0 million in the prior year due mainly to employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November 1999), related new site pre-opening expenses, and credit card fees. General and administrative expenses decreased 12.0% to $16.9 million compared to $19.2 million in the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999.

     Fuel. Revenues increased 46.7% to $763.4 million for the year ended December 31, 2000 from $520.5 million in the prior year, primarily due to a 30.5% increase in our average retail-selling price stemming from higher fuel costs compared to prior year. The increase in fuel revenues was also due to a 12.4% or 59.7 million gallon increase in fuel volumes, primarily due to the success of our various marketing programs, our continued commitment to customer service, as well as the addition of our new sites. Gross profits increased by 10.4% to $43.1 million for the year ended December 31, 2000 compared to $39.0 million for the prior year. On a comparable unit basis, fuel revenues increased 40.0% primarily due to a 31.6% increase in our average retail-selling price and a 6.4% increase in fuel volumes compared to prior year. Gross profits increased by 8.9% or $3.3 million for the year ended December 31, 2000 compared to the prior year.

     Non-Fuel (excluding restaurant). Revenues increased 9.4% to $157.0 million for the year ended December 31, 2000 from $143.5 million in the prior year. The increase in non-fuel revenues is primarily due to a 10.5% or $11.4 million increase in sales at our retail stores and lube facilities due in part to the addition of our new sites. Gross profits increased 4.8% to $82.6 million for the year ended December 31, 2000 from $78.8 million in the prior year. In addition to the increase in sales, we believe the improved margins reflect the results of improved product procurement and continued focus on margin management. On a comparable unit basis, non-fuel revenues increased 4.2% or $6.0 million compared to the prior year and gross profits increased 0.3% or $213,000 compared to the prior year.

     Restaurant. Revenues increased 8.3% to $60.4 million for the year ended December 31, 2000 from $55.8 million in the prior year. We believe revenues increased due to the addition of our new sites, increased customer traffic, and previous changes in the core menu and featured meal specials, resulting in an average ticket price increase of 5.2%. Gross profits in the restaurants improved by 7.8% or $3.1 million compared to the prior year. On a comparable unit basis, restaurant revenues increased 2.5% or $1.4 million compared to the prior year, while gross profits increased by 2.2% or $884,000.

     Costs and Expenses. Total costs and expenses increased 37.4% to $953.5 million for the year ended December 31, 2000 compared to $694.2 million in the prior year. Cost of sales increased $250.1 million or 44.5% from the prior year due mainly to significantly higher fuel costs in the current year. Operating expenses increased 8.4% or $8.4 million to $108.4 million for the year ended December 31, 2000 compared to the prior year. The increase was primarily due to increases in employee-related costs due in part to the opening of five new truck stop locations (including the Jackson, Mississippi site which opened in November
1999), credit card fees, and new site pre-opening expenses, all of which were partially offset by a decrease in system project costs. On a comparable unit basis, total costs and expenses increased 30.2% or $202.5 million compared to the prior year. On a comparable unit basis, operating expenses increased 1.1% or $1.1 million to $99.1 million for the year ended December 31, 2000 compared to the prior year. The increase was primarily due to an increase in credit card fees, most of which was offset by a decrease in system project costs. General and administrative expenses decreased 12.0% or $2.3 million to $16.9 million compared to the prior year primarily due to lower employee-related costs and the discontinuance of management fees formerly paid to certain partners prior to the consummation of the Recapitalization in July 1999.

     Equity in Income (Loss) of Affiliate. We recognized a $307,000 loss for the year ended December 31, 2000 related to our investment in the Wheeler Ridge facility in Southern California compared to a $593,000 loss in the prior year, which is typical in the early stages of operation of a new Stopping Center. This Stopping Center began operations in June 1999.

     Interest Expense, net. Interest expense, net, increased $603,000 to $20.9 million for the year ended December 31, 2000 compared to the prior year primarily due to increased interest expense of $585,000 resulting from increased borrowings in 2000 compared to the prior year.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which is superceded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We are currently required to adopt SFAS No. 142 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No.
144. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. We are currently required to adopt SFAS No. 144 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Historically, we have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and have engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreements. See
Note 8 to notes to consolidated financial statements for the year ended December 31, 2001. Both supply agreements with ExxonMobil qualify as normal purchasing derivative instruments. As of and for the years ended December 31, 2000 and 2001, we were not party to any futures or option contracts.

     As of December 31, 2000 and 2001, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the 2001 amended senior credit facility approximate fair value due to the floating nature of the interest rate. Our principal market risk as it relates to long term debt is exposure to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

                                              2000                    2001
                                      Carrying                Carrying
                                       Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------
                                                     (in thousands)
Balance sheet financial instruments
   Long-term debt                     $208,580    $184,854    $208,997    $187,890
Other financial instruments
   Interest rate swap agreements            --          --          --         164

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 2000 and 2001, we were party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At December 31, 2001, the swap agreement had a notional amount of $19.3 million. Under this agreement, we pay a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 1999, the effect of the swap was to increase the rate we were required to pay by 0.66%, which resulted in an increase in interest expense of approximately $264,000. For the year ended December 31, 2000, the effect of the swap was to decrease the rate we were required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000. For the year ended December 31, 2001, the effect of the swap was to increase the rate we were required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000. As of December 31, 2001, the interest rate swap had a negative fair value of $164,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

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

Item 8. Financial Statements and Supplementary Data

                          PETRO STOPPING CENTERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          December 31,   December 31,
                                                                             2000           2001
                                                                          ------------   ------------
                                      Assets
Current assets:
    Cash and cash equivalents                                               $  8,653      $  3,680
    Trade accounts receivable, net                                             8,252         3,909
    Inventories, net                                                          23,022        24,741
    Other current assets                                                       2,070         1,393
    Due from affiliates                                                        3,545         2,794
                                                                            --------      --------
        Total current assets                                                  45,542        36,517

    Property and equipment, net                                              218,318       224,172
    Deferred debt issuance costs, net                                          8,681         7,623
    Other assets                                                              14,088        11,953
                                                                            --------      --------
        Total assets                                                        $286,629      $280,265
                                                                            ========      ========

             Liabilities and Partners' Capital and Comprehensive Loss

Current liabilities:
    Current portion of long-term debt                                       $  1,264      $ 14,640
    Trade accounts payable                                                     5,685         8,157
    Accrued expenses and other liabilities                                    21,838        25,526
    Due to affiliates                                                         29,902        17,529
                                                                            --------      --------
        Total current liabilities                                             58,689        65,852

    Long-term debt, excluding current portion                                207,316       194,357
                                                                            --------      --------
         Total liabilities                                                   266,005       260,209
                                                                            --------      --------

    Commitments and contingencies

    Partners' capital (deficit) and comprehensive loss:
      General partners'                                                         (249)         (250)
      Limited partners'                                                       20,873        20,470
      Accumulated other comprehensive loss                                        --          (164)
                                                                            --------      --------
         Total partners' capital and comprehensive loss                       20,624        20,056
                                                                            --------      --------
         Total liabilities and partners' capital and comprehensive loss     $286,629      $280,265
                                                                            ========      ========

           See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                       Year Ended     Year Ended     Year Ended
                                                       December 31,   December 31,   December 31,
                                                          1999           2000           2001
                                                       ------------   ------------   ------------
Net revenues:
  Fuel (including motor fuel taxes)                      $520,512       $763,413       $684,262
  Non-fuel                                                199,235        217,384        229,881
                                                         --------       --------       --------
      Total net revenues                                  719,747        980,797        914,143

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                    481,483        720,335        643,162
     Non-fuel                                              80,491         91,771         95,014
  Operating expenses                                       99,978        108,367        116,535
  General and administrative                               19,154         16,856         18,751
  Depreciation and amortization                            13,951         16,270         17,683
  Gain on disposition of fixed assets                        (836)           (59)           (63)
                                                         --------       --------       --------

    Total costs and expenses                              694,221        953,540        891,082
                                                         --------       --------       --------

    Operating income                                       25,526         27,257         23,061

Recapitalization costs                                     (1,163)            --             --
Equity in income (loss) of affiliate                         (593)          (307)           122
Interest income                                               596            317            174
Interest expense, net                                     (20,250)       (20,853)       (23,856)
                                                         --------       --------       --------

    Income (loss) before extraordinary item                 4,116          6,414           (499)

Extraordinary item - write-off of debt restructuring
       costs associated with retired debt                  (2,016)            --             --
                                                         --------       --------       --------
Net income (loss)                                        $  2,100       $  6,414       $   (499)
                                                         ========       ========       ========

           See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (in thousands)

                                                     General     Limited    Accumulated     Total
                                                    Partners'   Partners'      Other       Partners'
                                                    Capital     Capital     Comprehenive   Capital
                                                    (Deficit)   (Deficit)      Loss        (Deficit)
                                                    ---------   ---------   ------------   ---------
Balances, December 31, 1998                          $(915)     $(19,007)      $  --       $(19,922)
   Net income                                           57         2,043          --          2,100
   Accrual of preferred return on mandatorily
     redeemable preferred partnership interests        (25)       (1,134)         --         (1,159)
   Assignment of mandatorily redeemable preferred
     partnership interests and accrued but unpaid
     preferred returns to partners' capital             --        24,331          --         24,331
   Partners' minimum tax distributions                  (8)         (972)         --           (980)
   Conversion of interest                              637          (637)         --             --
   Cash contributions                                   --        10,759          --         10,759
   Non-cash contributions                               --           954          --            954
                                                     -----      --------       -----       --------

Balances, December 31, 1999                           (254)       16,337          --         16,083
   Net income                                           17         6,397          --          6,414
   Partners' minimum tax distributions                 (12)       (1,861)         --         (1,873)
                                                     -----      --------       -----       --------

Balances, December 31, 2000                           (249)       20,873                     20,624
   Net loss                                             (1)         (498)         --           (499)
   Net unrealized changes in cash flow hedging
     derivitive                                         --            --        (164)          (164)
                                                                                           --------
 Comprehensive Loss                                                                            (663)
                                                                                           --------
   Partners' minimum tax distributions                  --           (10)         --            (10)
   Partners' tax refund                                 --           105          --            105
                                                     -----      --------       -----       --------
Balances, December 31, 2001                          $(250)     $ 20,470       $(164)      $ 20,056
                                                     =====      ========       =====       ========

           See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended     Year Ended     Year Ended
                                                                            December 31,   December 31,   December 31,
                                                                                1999           2000           2001
                                                                            ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                           $  2,100       $  6,414       $   (499)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               13,951         16,270         17,683
    Extraordinary item - write-off of debt restructuring costs associated
       with retired debt                                                         2,016             --             --
    Deferred debt issuance cost amortization                                     1,501          1,422          2,222
    Bad debt expense                                                               246            307            267
    Equity in (income) loss of affiliate                                           593            307           (122)
    Gain on disposition of fixed assets                                           (836)           (59)           (63)
  Increase (decrease) from changes in:
    Trade accounts receivable                                                    3,379         (1,031)         4,076
    Inventories                                                                 (5,530)        (1,033)        (1,719)
    Other current assets                                                             2            820            677
    Due from affiliates                                                         (1,774)          (608)           751
    Due to affiliates                                                            9,889          4,365        (12,373)
    Trade accounts payable                                                       6,553         (5,082)         2,472
    Accrued expenses and other liabilities                                      (1,163)         1,701          3,717
                                                                              --------       --------       --------
        Net cash provided by operating activities                               30,927         23,793         17,089
                                                                              --------       --------       --------

  Cash flows from investing activities:
    Proceeds from disposition of fixed assets                                    1,425            126            113
    Purchases of property and equipment                                        (36,564)       (50,241)       (21,411)
    Increase in other assets, net                                               (3,098)        (2,976)          (112)
                                                                              --------       --------       --------
        Net cash used in investing activities                                  (38,237)       (53,091)       (21,410)
                                                                              --------       --------       --------

  Cash flows from financing activities:
    Repayments of bank debt                                                     (1,400)       (25,800)       (26,500)
    Proceeds from bank debt                                                      1,400         54,000         28,100
    Repayments of long-term debt and capital lease                             (39,374)        (1,001)        (1,263)
    Proceeds from long-term debt                                                40,000             --             --
    Partners' minimum tax distributions                                         (2,100)        (1,873)           (10)
    Partners' tax refund                                                            --             --            105
    Capital contributions                                                       10,759             --             --
    Payment of debt issuance and modification costs                             (1,963)           (48)        (1,084)
                                                                              --------       --------       --------
         Net cash provided by (used in) financing activities                     7,322         25,278           (652)
                                                                              --------       --------       --------

  Net increase (decrease) in cash and cash equivalents                              12         (4,020)        (4,973)
  Cash and cash equivalents, beginning of period                                12,661         12,673          8,653
                                                                              --------       --------       --------
  Cash and cash equivalents, end of period                                    $ 12,673       $  8,653       $  3,680
                                                                              ========       ========       ========

           See accompanying notes to consolidated financial statements

                          PETRO STOPPING CENTERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                               Year Ended     Year Ended     Year Ended
                                                                               December 31,   December 31,   December 31,
                                                                                  1999           2000           2001
                                                                               ------------   ------------   ------------
Supplemental cash flow information -
  Interest paid during the period, net of capitalized interest of $299,
    $957, and $95 in 1999, 2000, and 2001                                       $18,461        $19,304        $21,854
Non-cash activities -
  Preferred return on mandatorily redeemable preferred partnership interests      1,159             --             --
  Assignment of mandatorily redeemable preferred partnership interests
    and accrued but unpaid preferred returns                                     24,331             --             --
  Non-cash contributions                                                            954             --             --
  Accrual of fair value cash flow hedging activities                                 --             --            164

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

     On July 23, 1999, the Company, certain of its partners and an affiliate of Volvo Trucks North America, Inc. ("Volvo") consummated a transaction pursuant to which Holdings was formed, and substantially all of the owners in the Company at that time (other than Petro Holdings G.P. Corp. and Petro Holdings L.P. Corp., each of which were affiliates of Chartwell Investments, Inc. (collectively, "Chartwell") and Kirschner Investments ("Kirschner"), a company franchisee), including Petro, Inc. (together with J.A. Cardwell Sr., James A. Cardwell Jr., and JAJCO II, Inc. ("JAJCO"), collectively, the "Cardwell Group"), exchanged their interests in the Company for identical interests in Holdings and became owners in Holdings. Petro Holdings Financial Corporation ("Financial Holdings") was formed for the purpose of serving as co-issuer of Holdings' 15.0% senior discount notes due 2008 (as defined below). Financial Holdings, the Company and its subsidiary, Petro Financial Corporation, became subsidiaries of Holdings. Petro Warrant Holdings Corporation ("Warrant Holdings") was formed for the purpose of owning a common limited partnership interest in Holdings and issuing the warrants (see below) that are exchangeable into all of the common stock of Warrant Holdings. In addition, Volvo Petro Holdings L.L.C. ("Volvo Trucks"), the affiliate of Volvo, invested $30.0 million to acquire a 28.7% limited common partnership interest in Holdings while Mobil Long Haul, Inc. ("Mobil Long Haul"), an affiliate of Mobil Oil Corporation (predecessor in interest to Exxon Mobil Corporation) ("ExxonMobil"), invested an additional $5.0 million in Class B convertible preferred partnership interests in Holdings. Holdings purchased 50.8% of common interest in the Company owned by affiliates of Chartwell for aggregate consideration of approximately $69.8 million, which consisted of a $55.0 million cash payment and the issuance to Chartwell of approximately $14.8 million in accreted value ($11.2 million net of an imputed market rate of interest discount) of Holdings' 15.0% senior discount notes due 2008 (as defined below), without warrants. Holdings also purchased the 2.0% common interests in the Company owned by Kirschner for cash consideration of $2.8 million. The foregoing is referred to as the "Recapitalization". The acquisition of Chartwell's and Kirschner's interests was accounted for by Holdings under the purchase method.

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

                                   (continued)
                                       25

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As a result of the Recapitalization, Holdings is the owner of approximately 99.5% of the common partnership interests in the Company with the remaining 0.5% owned by affiliates of the Cardwell Group. The common limited partnership interests of Holdings are owned by:

Cardwell Group:
    General partnership interest ............      1.1%
    Limited partnership interest ............     50.5%
Volvo Trucks.................................     28.7%
Mobil Long Haul .............................      9.7%
Petro Warrant Holdings Corporation ..........     10.0%

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

     As part of the Recapitalization, the Company also amended its senior credit facility to provide for an $85.0 million revolving credit facility and a $40.0 million original principal term loan. The proceeds of the term loan were used to repay principal amounts due under the previous senior credit facility of approximately $38.1 million, plus accrued interest.

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

     Effective May 14, 2001 the Company obtained approval from its lenders of an amendment to its senior credit facility which, among other things, amended certain of its financial covenants, established new covenants on its senior secured leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and $40.0 million original principal Term B loans to current market levels. The Company is currently in compliance with all financial covenants under the 2001 amended senior credit facility and management believes that the 2001 amended senior credit facility provides the Company with the flexibility to continue to maximize its business in light of the current economic environment. As of December 31, 2001 the fees and expenses related to this amendment approximated $1.3 million, most of which were capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility. The 2001 amended senior credit facility is collateralized by substantially all of the Company's assets and contains certain covenants as described in Note (6).

                                   (continued)
                                       26

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other than described above, the Recapitalization had no effect on the historical book values of the Company's assets and liabilities.

Description of Business

     The Company operates large, multi-service truck stops known as Petro Stopping Centers(R) ("Stopping Centers"), that are located along interstate highways and typically offer diesel fuel, gasoline, home-style restaurants ("Iron Skillet(R)"), truck preventative maintenance centers ("Petro:Lube(R)"), travel and convenience stores and a range of other products, services, and amenities to professional truck drivers, other highway motorists, and local residents. At December 31, 2001, the Company's network consisted of 55 Stopping Centers located in 30 states, of which 35 were company-operated and 20 were franchised.

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

Derivative Instruments and Hedging Activities

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which is fully described in Note (13). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company's maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $10.2 million and $4.7 million at December 31, 2000 and 2001, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2000 and 2001, the Company had no significant concentrations of credit risk. Management believes that the Company is adequately reserved to cover potential credit risks.

                                   (continued)
                                       27

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Accounts

     Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2000 and 2001, the allowance for uncollectible accounts totaled $763,000 and $726,000, respectively.

Inventories

     Inventories are primarily stated at the lower of average cost or market.

Land Held for Sale

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. At December 31, 2000 and 2001, the Company reported land held for sale at its carrying value of $6.1 million. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. All of the 2000 and 2001 balances are included in other assets in the accompanying consolidated balance sheets.

Property and Equipment

     Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $4.2 million, $4.2 million, and $4.8 million for the years ended December 31, 1999, 2000, and 2001, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Debt Issuance Costs

     Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 2000 and 2001, accumulated amortization of debt issuance costs were $2.8 million and $4.4 million, respectively.

Partial Self-Insurance

     The Company is partially self-insured, paying for its own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 1999, 2000, and 2001, the Company paid $6.6 million, $6.2 million, and $6.9 million, respectively, on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the years ended December 31, 1999, 2000, and 2001, aggregated provisions amounted to approximately $6.3 million, $6.5 million, and $9.4 million, respectively. At December 31, 2000 and 2001, the aggregated accrual amounted to approximately $4.6 million and $7.1 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

                                   (continued)
                                       28

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loyalty Program

     The Company utilizes establishes in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on the Company's liability in the year of change as well as future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers, but has not yet reached a consensus that would apply to the Company's Petro Passport loyalty program. The issuance of new accounting standards could have an impact on the Company's liability in the year of change as well as future years.

Environmental Liabilities and Expenditures

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2000 and 2001, no accrual was deemed necessary based on existing facts and circumstances. Any such liabilities would be exclusive of claims against third parties and are not discounted.

Revenue Recognition

     The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

     The Company recognizes net revenue from initial franchise and training fees from individual franchisees when substantially all significant services to be provided by the Company have been performed. Continuing franchise fees, which are based generally upon a percentage of the franchisees' sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Revenues from franchise operations aggregated $5.0 million, $5.5 million, and $10.0 million during the years ended December 31, 1999, 2000, and 2001, respectively. There were 23, 22, and 20 franchise locations in operation during the years ended December 31, 1999, 2000, and 2001, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to the $5.0 million payment for the early termination of four franchise agreements. The Company does not allocate any expenses or assets in measuring its franchise segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

Advertising and Promotion

     Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $4.9 million, $4.4 million, and $3.7 million were incurred for the years ended December 31, 1999, 2000, and 2001, respectively, and are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $432,000 for the year ended December 31, 1999 and $544,000 for each of the years ended December 31, 2000, and 2001.

Motor Fuel Taxes

     Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $211.6 million, $234.1 million, and $227.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

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

                                   (continued)
                                       29

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Inventories

     The following is a summary of inventories at December 31, 2000 and 2001:

                                                       2000      2001
                                                     -------   -------
                                                       (in thousands)
Motor fuels and lubricants                           $ 6,043   $ 5,879
Tires and tubes                                        5,385     5,655
Merchandise and accessories                           11,024    12,429
Restaurant and other                                   1,004     1,011
Less reserve for obsolescence                           (434)     (233)
                                                     -------   -------
    Inventories, net                                 $23,022   $24,741
                                                     =======   =======

(4) Property and Equipment

     Property and equipment is summarized at December 31, 2000 and 2001, as follows:

                                                 Estimated
                                                  Useful
                                                   Lives
                                                  (years)      2000       2001
                                                 ---------   --------   --------
                                                           (in thousands)
Land and improvements                                10      $ 38,622   $ 46,404
Buildings and improvements                           30       146,373    166,081
Furniture and equipment                            3-10        80,332     89,949
Leasehold improvements                             7-30        19,838     20,020
Facilities under development                         --        14,107         --
                                                             --------   --------
                                                              299,272    322,454
Less accumulated depreciation and amortization                (80,954)   (98,282)
                                                             --------   --------
   Property and equipment, net                               $218,318   $224,172
                                                             ========   ========

     Furniture and equipment includes equipment purchased under a capital lease. Facilities under development include costs associated with new facilities and major renovations of existing facilities.

(5) Operating Leases

     The Company has entered into various operating leases. The operating leases are related to three Stopping Center locations, three land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple five-year options.

                                   (continued)
                                       30

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, is as follows:

                                  Related          Third
Fiscal Year Ending                 Party           Party           Total
------------------                -------         -------         -------
                                               (in thousands)
2002                              $ 2,236         $   691         $ 2,927
2003                                2,235             691           2,926
2004                                2,235             660           2,895
2005                                2,179             567           2,746
2006                                1,189             689           1,878
Later years                         3,411          13,709          17,120
                                  -------         -------         -------
Total minimum lease payments      $13,485         $17,007         $30,492
                                  =======         =======         =======

     Rent expense under all operating leases was $2.3 million, $2.5 million, and $2.8 million for the years ended December 31, 1999, 2000, and 2001, respectively. Of these rentals, amounts of $1.5 million for the year ended December 31, 1999, and $1.6 million for each of the years ended December 31, 2000 and 2001 was paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

     . The lease by the Company of a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant and made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     . The lease by the Company of an office building in which the Company's principal executive offices are located, from J.A. Cardwell, Sr. The Company made annual rent payments of $336,000 for each of the years ended December 31, 1999, 2000, and 2001.

     . The lease by the Company of the Stopping Center located in Effingham, Illinois, from Truck Stop Property Owners, Inc., which is partially owned by Travis Roberts, a current officer of the Company. The Company made rental payments of $1.1 million for the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

     . The lease by the Company of the Stopping Center located in North Baltimore, Ohio, which was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC.

                                   (continued)
                                       31

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) Long-Term Debt

         Long-term debt at December 31, 2000 and 2001, is presented below.

                                                                                           2000                2001
                                                                                           ----                ----
                                                                                              (in thousands)
Five-year revolving credit facility in an original aggregate principal amount of
$85.0 million, with a commitment reduction to $60.0 million per the 2001 amended senior credit facility, which includes a $10.0 million sublimit for stand-by letters of credit. Interest at either the bank's prime rate or the Eurodollar rate plus an applicable margin is payable as draws mature. The weighted average interest rate was 5.4% at December 31, 2001. Any principal amount outstanding up to $35.0 million at July 23, 2002, will automatically convert to a term loan A.
Following conversion, $25.0 million will be available on a revolving basis until maturing July 23, 2004. The term loan A is payable in 8 equal quarterly installments. Interest at either the bank's base rate plus 2.0% or the
Eurodollar rate plus 3.5% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially
all of the Company's assets.                                                           $    28,200       $    29,800

Seven-year term note under the 2001 amended senior credit facilty in an original amount of $40.0 million maturing July 23, 2006. The note is payable in 24 consecutive quarterly installments varying from $250,000 to $6.0 million commencing September 30, 2000. Interest at either the bank's prime rate plus
2.25% or the Eurodollar rate plus 3.75% is payable quarterly. The weighted average interest rate was 10.1% at December 31, 2001, as a result of the partial
Swap with the lender as required under the loan agreement. The Swap expired on
December 31, 2001 and was renewed as of that date with an expiration date of
December 31, 2003, which is more fully described in Note (7). The note is collateralized by substantially all of the Company's
assets.                                                                                     39,500            38,500

10 1/2% Senior Notes due 2007 (the "10 1/2 Notes") in an original aggregate principal amount of $135.0 million, net of unamortized discount of $574,000 and
$493,000 as of December 31, 2000 and 2001, respectively. Interest on the 10 1/2
Notes payable on February 1 and August 1 of each year. The 10 1/2 Notes are effectively subordinate to the loans outstanding under the 2001 amended senior
credit facility to the extent of the value of the assets securing such loans.              134,426           134,507

12 1/2% Senior Notes due June 2002 (the "12 1/2 Notes") in an original aggregate principal amount of $100.0 million. As part of the 1997 recapitalization, approximately 94.0% of the 12 1/2 Notes were retired. Interest on the 12 1/2
Notes is payable on June 1 and December 1 of each year beginning December 1,
1994. The 12 1/2 Notes may be redeemed at 100%, at any time.                                 6,190             6,190


Obligation under equipment capital lease                                                       264                 -
                                                                                       -----------       -----------
Total long-term debt                                                                       208,580           208,997

Less current portion                                                                         1,264            14,640
                                                                                       -----------       -----------
Long-term debt, excluding current portion                                              $   207,316       $   194,357
                                                                                       ===========       ===========



                                  (continued)
                                       32

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company had standby letters of credit outstanding under the respective revolving credit facilities at December 31, 2000 and 2001. For each of the years ended December 31, 2000 and 2001, the standby letters of credit, principally related to unfunded insurance claims were $2.3 million and $6.0 million, respectively. Various other standby letters of credit totaled $298,000 and $721,000 for the years ended December 31, 2000 and 2001, respectively.

     The 10 1/2 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after February 1, 2002, upon not less than 30 and no more than 60 days notice at the following prices (expressed as percentages of the principal amount to be redeemed) as set forth below, plus accrued interest:

                         Redemption
        Year               Price
-------------------      ----------
        2002               105.2%
        2003               103.5%
        2004               101.7%
2005 and thereafter        100.0%

     Since the Recapitalization, the Company has made significant investment in network expansion through the purchase and construction of new Stopping Centers funded primarily with draws on the senior credit facility as well as internally generated cash. Through December 31, 2001, these new site expenditures totaled approximately $72.2 million. New Stopping Centers typically take approximately three years before reaching initial earnings maturity, thus limiting the immediate cash flow provided by these new operations. These factors, coupled with current economic trends such as a slowdown in freight and a decrease in diesel demand and related customer traffic at the sites, required the Company to obtain a waiver of certain March 31, 2001 financial covenants through May 14, 2001.

     Effective May 14, 2001 the Company obtained approval from its lenders of an amendment to its senior credit facility which, among other things, amended certain of its financial covenants, established new covenants on its senior secured leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and its $40.0 million original principal Term B loans to current market levels. The Company is currently in compliance with all financial covenants under the 2001 senior credit facility and management believes that the 2001 amended senior credit facility provides the Company with the flexibility to continue to maximize its business in light of the current economic environment discussed above. The fees and expenses related to this amendment totaled approximately $1.3 million, most of which were capitalized as deferred financing costs and are being amortized over the remaining life of the 2001 amended senior credit facility.

     The Indentures for the long-term debt and the 2001 amended senior credit facility agreement each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on sales of restricted subsidiary stock; (iv) limitation on transactions with affiliates; (v) limitation on liens; (vi) limitation on disposition of proceeds of asset sales;
(vii) limitation on distributions and other payment restrictions affecting restricted subsidiaries; (viii) restrictions on mergers and certain transfers of assets and (ix) in the case of the 2001 amended senior credit facility financial covenants covering leverage, cash flows, capital expenditures, EBITDA (as defined), interest coverage, and minimum net worth.

                                  (continued)
                                       33

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Estimated principal payment requirements on long-term debt are as follows:

Fiscal Year Ending                       (in thousands)
------------------                       --------------
2002                                        $ 14,640
2003                                          15,900
2004                                          13,950
2005                                          18,000
2006                                          12,000
Thereafter                                   135,000
Less unamortized discount                       (493)
                                            --------
   Total                                    $208,997
                                            ========

(7) Accrued Expenses and Other Liabilities

     The following is a summary of accrued expenses and other liabilities at December 31, 2000 and 2001:

                                                    2000      2001
                                                   -------   -------
                                                     (in thousands)
Accrued expenses:
  Employee related expenses                        $ 5,140   $ 8,558
  Taxes payable-sales, fuel and property             3,541     3,926
  Interest expense                                   6,229     6,023
  Other                                              6,928     7,019
                                                   -------   -------
   Total                                           $21,838   $25,526
                                                   =======   =======

(8) Related-Party Transactions

     Amounts due to and from affiliates as of December 31, 2000 and 2001, consist of the following:

                                                    2000      2001
                                                   -------   -------
                                                    (in thousands)
Due from affiliates:
   El Paso Amusement Company                       $   275   $   231
   C&R Distributing, Inc.                               78       143
   Petro Truckstops, Inc.                              875       443
   Petro Travel Plaza, LLC                           1,166       570
   Cardwell Group                                      647       647
   Petro Stopping Centers Holdings, L.P.               229       374
   Volvo                                                --       172
   Other                                               275       214
                                                   -------   -------
       Total                                       $ 3,545   $ 2,794
                                                   =======   =======

Due to affiliates:
   El Paso Amusement Company                       $   225   $   197
   C&R Distributing, Inc.                              314       203
   Mobil Diesel Supply Corporation                  25,247    14,399
   ExxonMobil                                        4,067     2,583
   Petro Travel Plaza, LLC                              --       144
   Volvo                                                33        --
   Other                                                16         3
                                                   -------   -------
       Total                                       $29,902   $17,529
                                                   =======   =======

                                  (continued)
                                       34

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Many of the relationships described below between the Company and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Company. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. Management believes that all of its existing related-party transactions are on terms comparable to those which could have been received in an arms-length transaction.

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, ExxonMobil, Volvo, Volvo Trucks, or the LLC to ensure that the contracts contain arms-length terms and competitive pricing. Management believes this process ensures that its current affiliated transactions are on arms-length terms.

     In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

     Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Oil Corporation and Exxon Corporation, ExxonMobil is unable to sell direct branded fuel products in certain markets. There are two Stopping Centers in these markets. The Company does not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on either its volumes or results of operations.

     The diesel fuel sold at all but two company-operated Stopping Centers and some of the Company's franchise operated Stopping Centers is branded Mobil Diesel, and all of the company-operated Petro:Lubes(R) feature Mobil Delvac lubricants. Under the fuel supply agreement and the agreement for the resale of oils and greases with ExxonMobil, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil's trademarks at the company-operated Stopping Centers and five of the Company's franchise operated truck stops and Mobil branded gasoline for sites as selected by ExxonMobil, as limited however, by existing contractual obligations to purchase gasoline from other suppliers. The ExxonMobil Supply Agreements require that the Company purchase from ExxonMobil-specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability and other circumstances therein described. For 2001, the Company's annual volume commitment was 187.6 million gallons of Mobil diesel under the fuel supply agreement and 1.4 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 37.1% of the Company's current diesel fuel requirements and approximately 72.7% of the Company's lubricant requirements.

     If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements, plus additional amounts for each new Stopping Center opened and which ExxonMobil agrees to supply. As a result of the ExxonMobil Supply Agreements and to comply with the laws governing the branding of diesel fuel, if ExxonMobil is unable to supply 100% of the Company's diesel fuel demand due to limited product availability, Mobil Diesel Supply Corporation ("MDS"), a wholly owned subsidiary of ExxonMobil, purchases additional diesel fuel from third-party suppliers and then sells it to the Company. Under the terms of the ExxonMobil Supply Agreements, the Company may continue to negotiate with third-parties regarding price and other terms, and then designate them to MDS. Third-party suppliers are approved by ExxonMobil if the fuel to be supplied by the third-party meets all federal, state, and local diesel requirements. The Company's fuel purchase arrangement with MDS enables the Company to meet its diesel fuel needs and to comply with branding laws, which require ExxonMobil to first take possession of the fuel before it can be branded as Mobil diesel.

     The ExxonMobil Supply Agreements allow the Company to negotiate for the purchase of diesel fuel with third-party suppliers approved by MDS. If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by MDS in a particular market area, the Company may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the MDS approved third-party supplier, in which case MDS would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from ExxonMobil's inability to supply, does not affect the Company's requirement to purchase the annual minimum number of gallons from ExxonMobil-specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may lift monthly from ExxonMobil-specified distribution terminals. Prices to be charged for fuel sold to the Company under the ExxonMobil Supply Agreements are based on referenced prices minus discounts and plus delivery costs. Upon the expiration of the ten-year initial term, the ExxonMobil Supply Agreements are renewable for another five-year term at

                                   (continued)
                                       35

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term at a price based on a formula provided for in the ExxonMobil Supply Agreements.

     The Company purchases diesel fuel and gasoline for each of its company-operated Stopping Centers on a daily basis. Each location typically maintains a one to three day inventory of fuel. During 2001, the Company purchased 94.2% of its diesel fuel and gasoline through ExxonMobil or MDS, approximately 78.3% of which was third-party fuel purchased through this arrangement, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement. The approximate aggregate amount purchased under the ExxonMobil Supply Agreements for the year ended December 31, 2001 totaled $696.9 million.

     The office building in which the Company's principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and Chairman of the Company. The Company leases the entire building under a lease expiring on December 31, 2005. Under the lease, the Company pays rent totaling $336,000 per year, which was paid for each of the years ended December 31, 1999, 2000, and 2001. In addition to rent, the Company is required to pay all taxes, maintenance, and other operating expenses related to the leased building.

     The Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is a current officer of the Company and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company also has the right of first refusal to purchase the Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.1 million on this property in the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

     The Stopping Center located in North Baltimore, Ohio, was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 8, 2002, the Company leased the North Baltimore site under a lease, with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the Company has the option to purchase the Stopping Center at a purchase price of $5.6 million anytime during the lease. Under the lease terms the Company pays rent totaling $682,080 per annum.

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. In 2000, the Company entered into a fuel carrier agreement with C&R which terminates in March 2003, under which C&R provides the Company with fuel hauling within various specified markets designated by the company. The C&R agreement provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that wills not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $3.7 million, $6.2 million, and $7.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, were charged to the Company. Additionally, the Company sells diesel fuel to C&R, at the Company's cost, which aggregated to $100,000, $87,000, and $2.4 million for the years ended December 31, 1999, 2000 and 2001 respectively.

     On July 23, 1999, Volvo and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company will provide to Volvo managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of

                                  (continued)
                                       36

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stopping Centers by Volvo and the Company to utilize truck stop space for Volvo truck sales and marketing.

     Highway Service Ventures, Inc., a corporation in which J.A. Cardwell, Sr. owns a 32.5% interest, operates four franchised Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia pursuan franchise agreements with the Company. None of these franchise agreements contain terms that are any more favorable to the franchisee than the terms in any of the Company's other franchise agreements.

     In May 1992, the Company leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate the Company's retread plant, which produced retread tires for sale at Stopping Centers (including franchisees) and to others. The Company made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. In addition, the Company sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $33,000 for the year ended December 31, 1999. Subsequent to the sale of the Company's retread plant in 1999, the lease agreement was terminated.

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") the Company formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital contribution of $2.0 million for working capital and inventory, which is its basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, the Company receives a management fee of $250,000 per annum, and as a 40.0% member of the LLC, the Company receives 40.0% of the location's operating earnings which is accounted for using the equity method. This Stopping Center location began operations in June 1999.

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

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is the Company's reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company's revenues in connection with the C&PPR agreement were $74,000, $69,000, and $72,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's revenues in connection with the Petro Beverage, Inc. agreement were $5,600, $4,400, and $6,800 for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's revenues in connection with the Petro Truckstops agreement were $29,000, $31,000, and $40,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

     Concurrently with the formation of the Company in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Stopping Centers operated by the Company and sells space for in-store advertising to third parties. Under

                                   (continued)
                                       37

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $177,000, $149,000, and $69,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1999, 2000, and 2001, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC originally furnished video and other games to four of the company-operated Stopping Centers and serviced these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), the Company paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to the Company. The Amusement Agreement has been further amended to cover a total of 31 of the company-operated Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to the Company of $180,000 with respect to one site and with respect to two other of the sites, the Company pays 40.0% of the revenues generated by the games to EPAC and retains the remaining 60.0%. EPAC received $2.7 million, $2.5 million, and $2.5 million in revenues generated from the furnishing and servicing games located at the Stopping Centers for the years ended December 31, 1999, 2000, and 2001, respectively.

     Since June 1993 the two Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to the Company under this arrangement aggregated $1.7 million and $102,000 for the years ended December 31, 1999 and 2000, respectively. The Company was required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the year ended December 31, 1999, the Hammond location generated approximately $603,000 of revenue from video poker. In order to satisfy state law requirements, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc., in February 2000 which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.3 million. Total rental income for the years ended December 31, 2000 and 2001 amounted to $1.1 million and $1.2 million, respectively. The Company also receives a management fee of $250,000 per annum. For the years ended December 31, 2000 and 2001, total management fees received totaled $229,000 and $250,000, respectively. Additionally, the Company sells diesel fuel to the Shreveport location. For the years ended December 31, 2000 and 2001, total gallons sold approximated 15.6 million and 17.9 million, respectively.

     Management fees of $175,000 were earned by ExxonMobil, for the year ended December 31, 1999, in accordance with the terms of the Company's Partnership Agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

     The Company entered into a management consulting agreement with Chartwell, commencing January 30, 1997, pursuant to which Chartwell provided the Company with certain management, advisory, and consulting services for a fee of $600,000 per year during the term of the agreement, plus reimbursement of certain expenses. For the year ended December 31, 1999, the Company paid Chartwell $408,000 under this agreement. Subsequent to the Recapitalization discussed in Note (1), these fees were discontinued.

     Concurrently with the Recapitalization, and in compliance with applicable Internal Revenue Code and Treasury Regulation provisions dealing with recourse debt, J.A. Cardwell, Sr., James A. Cardwell, Jr., and Petro, Inc. each entered into an indemnity agreement under which each agreed to indemnify the

                                   (continued)
                                       38

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of the Company after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under these agreements.

     Each of the related parties and/or affiliates of the Company included in the transactions described in this section, with the exception of MDS, ExxonMobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of the Company's purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1999, 2000, and 2001, the Company purchased receivables from an affiliated franchisee in the amounts of $17.1 million, $20.3 million, and $14.2 million, respectively and received franchise fees from an affiliated franchisee of approximately $1.0 million in each of the years ended December 31, 1999 and 2000, and $1.2 million for the year ended December 31, 2001.

(9)  Partners' Capital (Deficit)

Ownership

     Under the Company's partnership agreement (the "Agreement"), the partners delegated management authority to a seven member Board of Directors. The Cardwell Group, Volvo Trucks, and Mobil Long Haul have the right to appoint two persons each to the Board of Directors. These three partners also have the right to veto certain major partnership decisions. The seventh member of the Board of Directors is Mr. Larry Zine, who served as the Company's executive vice president and chief financial officer from December 1996 to July 1999, and also as its president from January 1999 to July 1999.

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

Distributions

     Under the terms of the Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to allocation of taxable income to such partner by the Company. Tax distributions to partners are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 1999, 2000, and 2001, were $980,000, $1.9 million, and $10,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund in the amount of $105,000.

     As of December 31, 2001, the historical net book value of assets and liabilities was approximately $32.0 million greater than the associated net tax basis of those assets and liabilities.

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

                                   (continued)
                                       39

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(10) Employee Benefits

     The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the "Plan"). Company contributions equal 50.0% of the participants' contributions up to 4.0% of the participants' annual salary and aggregated approximately $350,000, $327,000, and $372,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 1999, 2000, and 2001.

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

     During 1998, the Company established the Petro Stopping Centers Deferred Compensation Plan (the "Comp Plan") for key employees. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant's compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The Plan Trustee will invest each participant's account balance in a separate account. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $463,000, $702,000, and $765,000 at December 31, 1999, 2000,
and 2001, respectively. The Company's matched deferral expenses for the years ended December 31, 1999, 2000, and 2001, totaled $27,000, $31,200, and $25,300 respectively.

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

     Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving Holdings' partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of Holdings' latest four quarters of EBITDA, less

                                   (continued)
                                       40

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness, and the mandatorily redeemable preferred partnership interests. The 1997 grants were made at or about the time of the 1997 recapitalization and, therefore, the market price ($2,814 per .01% interest) was based on the valuation of the Company's common partners' capital determined in connection with the 1997 recapitalization. The 1998 market price ($3,010 per .01% interest) and the 2000 market price ($3,086 per .01% interest) were determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

     Vesting occurs over four years at 25.0% per year. At December 31, 2001, approximately 8.92% of the partnership interests were exercisable, all at an exercise price of $2,943, and all of which expire in 2007. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company's consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant's employment with the Company, for any reason other than (ii) or
(iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

     The Company has awarded options to Mr. Larry Zine to purchase 3.91% of the common limited partnership interests of Holdings at a price of $2,814 per each
0.01 (one hundredth) percent granted pursuant to the terms of Mr. Zine's employment agreement. As a result of the purchase of Chartwell's interests described in Note (1), these options became fully exercisable.

     A summary of the status of Holdings' outstanding partnership interest options are as of December 31, 1998, 1999, 2000, and 2001, and changes during the years then ended is as follows:

                                                      Percentage   Exercise
                                                      Interests    Price (1)
                                                      ----------   ---------

Options outstanding at December 31, 1998...........     13.57       $3,010
     Granted.......................................        --       $   --
     Exercised.....................................        --       $   --
     Expired/Cancelled/Forfeited...................     (1.82)      $3,089
                                                        -----       ------
Options outstanding at December 31, 1999...........     11.75       $2,998
     Granted.......................................       .90       $4,221
     Exercised.....................................        --           --
     Expired/Cancelled/Forfeited...................      (.30)      $3,015
                                                        -----       ------
Options outstanding at December 31, 2000...........     12.35       $3,086
     Granted.......................................        --       $   --
     Exercised.....................................        --       $   --
     Expired/Cancelled/Forfeited...................     (2.74)      $3,266
                                                        -----       ------
Options outstanding at December 31, 2001...........      9.61       $3,035

     (1)  Weighted average per .01% interest

                                   (continued)
                                       41

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation expense been determined consistent with SFAS No. 123, the Company's net income for the years ended December 31, 1999, 2000, and 2001 (no options were granted in 1999 or 2001) would have been recorded in the following pro forma amounts:

                                                1999     2000    2001
                                               ------   ------   -----
                                                    (in thousands)
Net income (loss) - as reported ............   $2,100   $6,414   $(499)
Net income (loss) - pro forma ..............   $1,815   $6,264   $(657)

     The fair value of the option granted, $4,192 per .01% interest in 2000, for the purpose of the pro forma disclosure is estimated using the minimum value method with the following assumptions used for grants of all options:

                                               2000
                                               ----
Risk-free interest rate.....................   5.66%
Dividend yield..............................     --
Expected lives in years.....................     10

(12) Commitments and Contingencies

     From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the consolidated financial position or results of operations.

(13) Financial Instruments

     Historically, the Company has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999 and has engaged in only limited hedging activities. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel and gasoline are available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments at the prices set forth in the agreements, see Note (8). Both supply agreements with ExxonMobil qualify as normal purchasing derivative instruments. As of and for the years ended December 31, 2000 and 2001, the Company was not a party to any futures or option contracts.

     As of December 31, 2000 and 2001, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the 2001 amended senior credit facility approximate fair value due to the floating nature of the interest rate. The Company's principal market risk as it relates to long term debt is its exposure to changes in interest rates. The fair value of both series of Senior Notes has been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The fair value of all

                                   (continued)
                                       42

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments, as of December 31:

                                               2000                    2001
                                       Carrying                Carrying
                                        Amount    Fair Value    Amount    Fair Value
                                       --------   ----------   --------   ----------
                                                      (in thousands)
Balance sheet financial instruments-
   Long-term debt                      $208,580    $184,854    $208,997    $187,890
Other financial instruments
   Interest rate swap agreements             --          --          --        (164)

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 2000 and 2001, the Company was party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under SFAS No. 133. At December 31, 2001, the swap agreement had a notional amount of $19.3 million. Under this agreement, the Company pays a fixed rate of 6.395% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a floating rate to a fixed rate basis. For the year ended December 31, 1999, the effect of the swap was to increase the rate the Company was required to pay by 0.66%, which resulted in an increase in interest expense of approximately $264,000. For the year ended December 31, 2000, the effect of the swap was to decrease the rate the Company was required to pay by 0.11%, which resulted in a reduction in interest expense of approximately $7,000. For the year ended December 31, 2001, the effect of the swap was to increase the rate the Company was required to pay by 2.0%, which resulted in an increase in interest expense of approximately $397,000. As of December 31, 2001, the interest rate swap had a negative fair value of $164,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

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

(14) Environmental Matters

     The Company`s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. The Company uses underground and above ground storage tanks (each a "UST") to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into the water. As a result of work done in 1999 to upgrade the Company's USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company has incurred approximately $61,000 in remediation costs as of December 31, 2001 related to Corning, California. Management does not believe any additional required remediation will have a material adverse effect on the Company's consolidated financial condition or results of operations. Management believes that all of the Company's USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

     In connection with its ownership of the properties and operation of its business, the Company may be subject to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and

                                   (continued)
                                       43

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company was a party to a proceeding with the United States Environmental Protection Agency ("EPA") regarding a waste oil storage and recycling plant located in Patterson, Stanislaus County, California (the "Patterson Site"). In the ordinary course of Company operations, waste oil products are generated which are required to be transported to off-site facilities for treatment and disposal. Between June 1991 and February 1995 the Company arranged for the transportation of waste oil products from the Corning location to the Patterson Site. Sometime in 1997 the owners of the Patterson Site abandoned operation of the site, the condition of the site began to deteriorate, and in October 1997 the EPA responded to a request for assistance from the California Department of Toxic Substances Control. Notwithstanding that the Company's activities with regard to the use of the Patterson Site were lawfully conducted and have not been challenged by the EPA, by EPA Order issued on August 12, 1998 ("Order"), the Company and numerous other companies were identified by the EPA as "generators, transporters or arrangers for disposal of hazardous substances" as those terms are defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C.,
Section 9601 to 9675, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and thus was named in the Order as potentially responsible parties, strictly liable under CERCLA for removal activities associated with the Patterson Site. The Company and approximately 20 of the other companies identified by the EPA have worked together to develop and carry out a plan of action for completion of the removal activities required by the EPA pursuant to the Order (the "Patterson Response Group"). The Patterson Response Group has completed all of the work mandated by the EPA at the Patterson Site and has received a final settlement and release from the EPA.

     Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company's business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 1999, 2000, and 2001, the Company's expenditures for environmental matters were $156,000, $143,000, and $128,000, respectively. See Note (2) for a discussion of its accounting policies relating to environmental matters.

     The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). In management's opinion, at December 31, 2000 and 2001, no accrual was deemed necessary based on existing facts and circumstances. The Company's accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2000 and 2001, the Company has recognized approximately $161,000 and $250,000, respectively, in the consolidated balance sheet related to recoveries of certain remediation costs from third parties.

                                   (continued)
                                       44

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

     The Company operates 35 multi-service truck stops in the United States. The Company's facilities, which are known as Petro Stopping Centers, offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 1999, 2000, and 2001, the revenues generated from the company-operated truck stops were $714.7 million, $975.3 million, and $904.1 million, respectively.

     As of December 31, 1999, 2000, and 2001, the Company was a franchisor to 23, 22, and 20 Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. For the years ended December 31, 1999, 2000, and 2001, the revenues generated from the Company's franchise truck stop operations were $5.0 million, $5.5 million, and $10.0 million, respectively. The increase in franchise revenue for the year ended December 31, 2001 is due to a $5.0 million payment for the early termination of four franchise agreements. Franchise revenues include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 which is superceded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We are currently require to adopt SFAS No. 142 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No.
144. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. We are currently required to adopt SFAS No. 144 as of January 1, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial statements or result operations.

                                   (continued)
                                       45

                          PETRO STOPPING CENTERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

                               First     Second      Third     Fourth
2000                          Quarter    Quarter    Quarter    Quarter
----                          --------   --------   --------   ---------
                                          (in thousands)
Net revenues ..............   $223,964   $230,603   $256,234   $ 269,996
Operating income ..........      6,092      8,292      8,060       4,813 (a)
Net income (loss) .........      1,048      3,461      2,693        (788)(a)

                               First        Second        Third         Fourth
2001                          Quarter       Quarter       Quarter       Quarter
----                          --------      --------      --------      --------
                                              (in thousands)
Net revenues ..............   $236,214      $238,678      $236,727      $202,524
Operating income ..........      2,781         5,466        10,360(b)      4,454
Net income (loss) .........     (3,130)         (899)        4,513(b)       (983)

(a) The significant decrease in operating income and net income (loss) for the fourth quarter of 2000 is mostly due to reduced volumes and margins on fuel.

(b) The significant increase in operating income and net income (loss) for the third quarter of 2001 is mostly due to the $5.0 million payment for the early termination of four franchise agreements previously disclosed.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Partners
Petro Stopping Centers, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in partners' capital (deficit) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled "Schedule II - Valuation and Qualifying Accounts" is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information as of and for the years ended December 31, 2000 and 2001 are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                                        KPMG LLP

El Paso, Texas
February 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

The Board of Directors and Partners
Petro Stopping Centers, L.P.

     We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and comprehensive loss and cash flows of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the statements of operations, changes in partners' capital (deficit) and comprehensive loss and cash flows referred to above present fairly, in all material respects, the results of operations of Petro Stopping Centers, L.P. and subsidiaries for the year ended December 31, 1999.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Dallas, Texas,
February 16, 2000

                          PETRO STOPPING CENTERS, L.P.

                 Schedule II - Valuation and Qualifying Accounts

                  Years Ended December 31, 1999, 2000, and 2001
                                 (in thousands)

                                       Balance at    Charged to
                                      beginning of   costs and    Write-off,   Balance at
               Description                year        expenses       net       end of year
------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
    Allowance for doubtful accounts     $    627        246          131        $    742
    Inventory Reserve                        457         --           --             457

Year Ended December 31, 2000:
    Allowance for doubtful accounts     $    742        307          286        $    763
    Inventory Reserve                        457         --           23             434

Year Ended December 31, 2001:
    Allowance for doubtful accounts     $    763        267          304        $    726
    Inventory Reserve                        434         --          201             233


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not  applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following sets forth certain information with respect to the persons who are members of the Board of Directors and senior management team of the Company as of February 1, 2002.

Name                         Age            Position
----                         ---            --------
J.A. Cardwell, Sr.           69             Chairman, Chief Executive Officer, and Member of the Executive Committee
James A. Cardwell, Jr.       41             Chief Operating Officer and Director
Edward Escudero              31             Treasurer, Vice President of Finance, and Assistant Secretary
Nancy C. Santana             45             Vice President, General Counsel, and Secretary
Travis R. Roberts            66             Vice President of Real Estate Acquisitions
David Latimer                43             Vice President of Petro:Lube(R)
Timothy M. Hinchman          37             Director and Member of the Audit Committee and Executive
                                            Committee
Joseph R. Berkel             44             Director and Member of the Audit Committee
Eddie H. Brailsford          47             Director and Member of the Audit Committee
Bjorn Ahlstrom               67             Director and Member of the Executive Committee
Larry J. Zine                47             Director

     J.A. Cardwell, Sr. - J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as our Chairman and Chief Executive Officer of the Company since May 1992. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

     James A. Cardwell, Jr. - James A. Cardwell, Jr. was named our Chief Operating Officer in January 2001 and is a director of the Company. Mr. Cardwell is responsible for our operations overseeing, the diesel fuel islands, Iron Skillet(R)Restaurants, travel and convenience stores and Petro:Lubes(R). Mr. Cardwell also oversees the marketing and fleet sales departments. Mr. Cardwell has been involved full time with the Company for over 19 years and has held various positions including most recently Sr. Vice President of Marketing and Planning. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

     Edward Escudero - Edward Escudero has been the Treasurer and Vice President of Finance of the Company since January 2002 and is responsible for all the financial, accounting, treasury and credit operations, in addition to acting as Assistant Secretary since June 2001. Prior to assuming this position, Mr. Escudero was the Executive Director of Finance and Treasurer of the Company, a position he held from June 2001 until January 2002. Additionally, Mr. Escudero served as Controller for the Company from March 1999 until June 2001. Prior to his position with the Company, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

     Nancy C. Santana - Nancy Santana joined the Company effective July 1, 1998 in the capacity of Vice President, General Counsel and Secretary, after a 16 year legal career in private practice. Prior to joining us, Ms. Santana was the Chairman of the Real Estate, Banking and Lending section at Kemp, Smith, Duncan & Hammond, P.C., in El Paso, Texas. Ms. Santana is responsible for coordination of all our legal matters, real estate acquisitions, human resources, and risk management.

     Travis R. Roberts - Travis Roberts is Vice President of Real Estate Acquisitions. Mr. Roberts oversees new site selections. Mr. Roberts has been involved with the Company since 1975 and prior to his current position, he served as Vice President of Engineering from 1992 to 1998.

     David Latimer - David Latimer joined the Company in 1983, and has been serving as Vice President of Petro:Lube(R) since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

     Timothy M. Hinchman - Timothy Hinchman has been a director of the Company since June 2001. Mr. Hinchman currently serves as the U.S. Distributor Business Manager for Exxon Mobil Corporation. Prior to his current position, Mr. Hinchman served as the Western States Business Manager for Exxon Mobil Corporation. Over his 15 years with Exxon Mobil Corporation, Mr. Hinchman has served in various marketing, engineering, real estate and financial positions. He received a BSME degree from Bucknell University.

     Joseph R. Berkel - Joseph Berkel has been a director of the Company since December 2000. Mr. Berkel currently serves as the Manager of Commercial Vehicle Lubricants of ExxonMobil's North American Lubricants and Petroleum Specialties division. Over his 22 years with Exxon Mobil Corporation, Mr. Berkel has served in various marketing, plant operating, and financial positions. He received a B.B.A. degree from the University of Massachusetts and a M.B.A. from Babson College.

     Eddie H. Brailsford - Eddie Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Director of Financial Planning. Mr. Brailsford has been with Volvo for over 15 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

     Bjorn Ahlstrom - Bjorn Ahlstrom has been a director of the Company since June 2001. Mr. Ahlstrom currently owns and operates his private business consulting firm. Prior to his consulting firm, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation ("VNAC") from 1971 until 1991. During this term, Volvo North America Corporation owned and operated Volvo's businesses in the United States and Canada. Under Mr. Ahlstrom's leadership, VNAC grew from a $75 million car importer in the early 1970's to a $4 billion company with manufacturing and marketing operations for cars, trucks, marine engines, and financial services. Mr. Ahlstrom began his career with IBM in 1958, holding various marketing and executive positions with increasing responsibilities in Europe, until he left to join Volvo as head of worldwide sales and marketing in 1968. Mr. Ahlstrom has been awarded honorary Doctor of Law degrees from St. John's University, NY, and Ramapo College, NJ.

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

Item 11. Executive Compensation

Executive Compensation

     The following tables present information concerning the compensation paid for services rendered to the Company for the years ended December 31, 2001, 2000, and 1999, to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 2001, collectively, the "Named Executive Officers".

                           Summary Compensation Table


                                                                                         Long-Term
                                                                                        Compensation
                                                Annual Compensation                        Awards
Name and                                       -----------------------   Other Annual     Options        All Other
Principal Position                      Year    Salary         Bonus     Compensation   (% Interest)   Compensation
------------------                      ----   --------      ---------   ------------   ------------   ------------
J.A. Cardwell, Sr ................      2001   $420,000      $      --     $     --          --         $251,940(1)
Chief Executive Officer                 2000    420,000             --           --          --          253,608(1)
                                        1999    417,154         83,431           --          --          253,508(1)

Larry Zine .......................      2001     30,000(2)          --           --          --               --
Former President & Chief                2000     30,000(2)          --           --          --               --
Financial Officer                       1999    224,077             --           --          --            8,807(3)

Evan Brudahl .....................      2001      7,292(4)          --           --          --          437,395(4)(5)
Former Senior Vice                      2000    189,600             --           --          --            4,551(5)
President - Operations                  1999    171,655         37,920           --          --           40,811(6)

James A. Cardwell, Jr ............      2001    187,115         60,000           --          --            3,742(7)
Chief Operating Officer                 2000    180,000             --           --          --            3,824(7)
                                        1999    177,154         35,431           --          --            5,601(7)

Nancy Santana ....................      2001    158,845         60,000           --          --            2,100(8)
Vice President-                         2000    142,631         20,000           --          --            1,950(9)
General Counsel                         1999    134,843         13,484           --          --              825(9)

David Latimer ....................      2001    143,048          5,000           --          --            1,950(10)
Vice President-                         2000    138,885             --           --          --            2,004(10)
Lube Operations                         1999    134,793         36,124           --          --            2,591(10)

----------
(1) Represents employer contributions to a 401(k) Plan of $3,468, $5,034, and $4,200, for the years ended December 31, 1999, 2000, and 2001, respectively, and life insurance premiums paid for the benefit of J.A. Cardwell, Sr. in the amount of $243,540 annually for the years ended December 31, 1999, 2000, and 2001. Additionally, 1999, 2000, and 2001
     includes $6,500, $5,034, and $4,200, respectively, related to employer contributions to a Nonqualified Deferred Compensation Plan.

(2) Mr. Zine resigned his position from the Company effective upon the consummation of the Recapitalization in July 1999. He remains employed by the Company on a very limited basis receiving an annual salary of $30,000.

(3) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $5,000 and $3,807, respectively for 1999.

(4) Mr. Brudahl tendered his resignation from the Company and terminated his employment agreement effective January 5, 2001. Other compensation represents payments in the amount of $435,000 to Mr. Brudahl in accordance with such agreement.

(5) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $912 and $3,639, respectively for 2000, and $2,322 and $73, respectively for 2001.

(6) Mr. Brudahl received a one-time signing bonus of $38,000 upon execution of his employment which became effective April 1, 1999. In addition, he received $2,811 of employer contributions to a Nonqualified Deferred Compensation Plan.

(7) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,225 and $3,376, respectively for 1999, $2,154 and $1,670, respectively for 2000, and $1,871 and $1,871, respectively for 2001.

(8) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,025 and $75, respectively for 2001.

(9)  Represents employer contributions to a 401(k) Plan.

(10) Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,348 and $1,243, respectively for 1999, $1,750 and $254, respectively for 2000, and $1,430 and $519, respectively for 2001.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-end Option/SAR Values

                                                                    Company
                                                              Interests Underlying         Value of Unexercised
                                                              Unexercised Options/SARs    In-The-Money-Options/SARs
                                                                   at Fiscal                   at Fiscal
                          Amount Acquired         Value          Year-end(%)(2)              Year-end($)(3)
Name                     on Exercise(%)(1)   Realized($)(1)   Exercisable/Unexercisable   Exercisable/Unexercisable
----                     -----------------   --------------   -------------------------   -------------------------
J.A. Cardwell, Sr ....          --                 --                             --                             --
Larry J. Zine (4) ....          --                 --                         3.91/0(4)              $    561,353/0
James A. Cardwell, Jr           --                 --                         1.28/0                      183,716/0
David Latimer ........          --                 --                          .36/0                       51,032/0
Nancy Santana ........          --                 --                        .27/.09                  38,274/12,758

----------
(1)  No options were exercised in 2001.

(2) Options granted to the Named Executive Officers in the Company, expressed as a percent of Holdings' equity.

(3) No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 to notes to consolidated financial statements for the year ended December 31, 2001.

(4) Mr. Zine's options became 100% exercisable as a result of the Recapitalization.

Partnership Interests Option Plan

     We have established an equity incentive plan ("Option Plan") to attract and retain key personnel, including senior management, and to enhance their interest in our continued success. We apply Accounting Principles Board Opinion No. 25 in accounting for our equity incentive plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. We provide the disclosures required by SFAS No. 123.

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

Compensation Committee

     The Company does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer's salary is determined by the Executive Committee of the Board of Directors. During the year ended December 31, 2001, the members of the Executive Committee were J.A. Cardwell, Sr., Bjorn Ahlstom, and Timothy M. Hinchman.

Employment Agreements

     The Company has entered into two employment agreements with company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr.

     J.A. Cardwell, Sr.'s employment agreement commenced on February 10, 1999 and expired on February 10, 2002. J.A. Cardwell, Sr.'s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. No notice of termination was given prior to the employment agreement's expiration date. Under his employment agreement, J.A. Cardwell, Sr.'s annual base salary is $420,000 and may be increased by the Company's Board of Directors or compensation committee, if one is elected. J.A. Cardwell, Sr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr. and the Company's Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, costs the Company approximately $49,000 for the year ended December 31, 2001.

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

     James A. Cardwell, Jr.'s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Company's Board of Directors approved an amendment to James A. Cardwell, Jr's employment agreement which, amended the agreement to automatically renew each year for one additional year, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment amended the annual base salary of James A. Cardwell, Jr. to $189,900 which may continue to be increased by the Company's Board of Directors or compensation committee, if one is elected. James A. Cardwell, Jr. is entitled to receive an annual bonus of between 0%-120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are determined at the sole discretion of the Company's Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, costs the Company approximately $11,000 per annum.

     Under his amended employment agreement, the Company may terminate James A. Cardwell, Jr.'s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Company's failure to provide the material benefits due to him, or without good reason. Generally termination of the amended employment agreement by the Company without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Company with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Company terminates James A. Cardwell, Jr. because of his disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. James A. Cardwell, Jr.'s employment agreement contains non-solicitation provisions upon termination of the amended agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Holdings is the owner of approximately 99.5% of the common partnership interests of the Company with the remaining 0.5% owned by affiliates of the Cardwell Group. The following table sets forth certain information regarding beneficial ownership of the Company's common partnership interests by each general partner, each limited partner who owns more than 5.0% of the Company's common partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests, and all directors and executive officers of the Company as a group. Except as discussed in the footnotes to the table, each partner listed below has informed us that it has (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner's partnership interests.

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

----------
1. The Cardwell Group did not receive or invest any cash in the Recapitalization.

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

     Since 1997, all new related-party transactions or the renewal of existing related-party transactions have been subject to a process whereby the project is competitively bid, and, if awarded to a related-party, is reviewed by a member of senior management not affiliated with the Cardwell Group, ExxonMobil, Volvo, Volvo Trucks, or the LLC to ensure that the contracts contain arms-length terms and competitive pricing. We believe this process ensures that our current affiliated transactions are on arms-length terms.

Tax Reimbursements

     Under the terms of the Partnership Agreement, we are required to make distributions to each of the Company's partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 1999, 2000, and 2001 were $980,000, $1.9 million, and $10,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

Principal Executive Offices

     The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., the Chief Executive Officer and a Chairman of the Company. We lease the entire building under a lease expiring on December 31, 2005. Under the lease, we pay rent totaling $336,000 per year which we paid for each of the years ended December 31, 1999, 2000, and 2001. In addition to rent, we are required to pay all taxes, maintenance, and other operating expenses related to the leased building.

Effingham, Illinois Petro Stopping Center

     The Petro Stopping Center located in Effingham, Illinois is owned by Truck Stop Property Owners, Inc. ("Truck Stop"), a corporation partially owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is a current officer of the Company and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.1 million on this property for the year ended December 31, 1999, and $1.2 million for each of the years ended December 31, 2000 and 2001.

North Baltimore, Ohio Petro Stopping Center

     The Petro Stopping Center located in North Baltimore, Ohio, was purchased from our previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., a current officer of the Company. Effective January 2002, we leased the North Baltimore site under a lease, with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, we have the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, we pay rent totaling $682,080 per annum.

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

Petro:Tread

     In May 1992, we leased a facility in El Paso, Texas, from a trust in which J.A. Cardwell, Sr. is a 50.0% beneficiary, to operate our retread plant, which produced retread tires for sale at Petro Stopping Centers (including franchisees) and to others. We made lease payments of $72,000 and $107,000 for the years ended December 31, 1999 and 2000, respectively. In addition, we sold retread tires to El Paso Tire Center, Inc., a corporation owned 100% by J.A. Cardwell, Sr. Such sales amounted to $33,000 for the year ended December 31, 1999. Subsequent to the sale of our retread plant in 1999, the lease agreement was terminated.

Service Agreements and Fuel Sales Agreement

     Under the terms of an agreement with C&R Distributing, Inc. ("C&R"), we currently purchase Chevron branded gasoline and motor oils at cost for three of our facilities from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is 100% owned by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. In 2000, we entered into a fuel carrier agreement with C&R which terminates in March 2003, under which C&R provides us with fuel hauling within various specified markets designated by us. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. C&R sales of fuel and lubricants and truck hauling fees, aggregating $3.7 million, $6.2 million, and $7.1 million for the years ended December 31, 1999, 2000, and 2001, respectively, were charged to us. Additionally, we sell diesel fuel, to C&R, at our cost, which aggregated to $100,000, $87,000, and $2.4 million for the years ended December 31, 1999, 2000, and 2001, respectively.

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

Alcohol Sales and Servicing Agreements

     J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. ("C&PPR"). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. ("Petro Truckstops") and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. to engage in retail sales of beer, wine or wine coolers at a limited number of its facilities. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations in exchange for 15.0% of the gross receipts generated from alcoholic beverage sales of which 5.0% is our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $74,000, $69,000, and $72,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $5,600, $4,400, and $6,800 for the years ended December 31, 1999, 2000, and 2001, respectively. Our revenues in connection with the Petro Truckstops agreement were $29,000, $31,000, and $40,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

Motor Media Arrangements

     Concurrently with the formation of the Company in May 1992, Motor Media, Inc. ("Motor Media"), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the "Motor Media Agreement"), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. Motor Media received $177,000, $149,000, and $69,000, before its selling, maintenance, and administrative expenses, for the years ended December 31, 1999, 2000, and 2001, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. The term of the Motor Media Agreement is through April 2002, after which will be automatically extended until canceled by either party with 60 days written notice.

Amusement and Video Poker Games Agreements

     Under an existing agreement (the "Amusement Agreement") between El Paso Vending and Amusement Company ("EPAC"), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC originally furnished video and other games to four of our company-operated Petro Stopping Centers and serviced these games. Pursuant to the Amusement Agreement, which expires in May 2002 (unless earlier terminated by either party), we paid 40.0% of the revenues generated by the games to EPAC and retained the remaining 60.0%. Beginning November 1994, the arrangement was modified to pay 50.0% of the revenue generated by the games to EPAC and 50.0% to us. The Amusement Agreement has been further amended to cover a total of 31 of our company-operated Petro Stopping Centers. Under the amended Amusement Agreement, EPAC guarantees a minimum annual revenue to us of $180,000 with respect to one site and with respect to two other of the sites, we pay 40.0% of the revenues generated by the games to EPAC and retain the remaining 60.0%. EPAC received $2.7 million, $2.5 million, and $2.5 million in revenues generated from the furnishing and servicing games located at the Petro Stopping Centers for the years ended December 31, 1999, 2000, and 2001, respectively.

     Since June 1993 the two Petro Stopping Centers located in Louisiana featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., an affiliate, who, under terms of a contract, pays us 95.0% of revenue collected and retains 5.0% for operating expenses in accordance with a lease agreement. The Amusement Agreement has been amended to extend its term through May 2002. Payments to us under this arrangement aggregated $1.7 million and $102,000 for the years ended December 31, 1999 and 2000, respectively. We were required to and did phase out video poker operations at the Hammond facility at the end of June 1999. During the year ended December 31, 1999, the Hammond location generated approximately $603,000 of revenue from video poker. In order to satisfy state law requirements, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., in February 2000 which operates the video poker offering. Pursuant to the terms of that certain Property Lease Agreement, dated November 12, 1998, ("Property Agreement") between us and Petro Truckstops, Inc., we receive rental income of $1.3 million. Total rental income for the years ended December 31, 2000 and 2001 amounted to $1.1 million and $1.2 million, respectively. We also receive a management fee of $250,000 per annum. For the years ended December 31, 2000 and 2001, total management fees received totaled $229,000 and $250,000, respectively. Additionally, we sell diesel fuel to the Shreveport location. For the years ended December 31, 2000 and 2001, total gallons sold approximated 15.6 million and 17.9 million, respectively.

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

Agreement with Tejon

     Pursuant to the terms of that certain Limited Liability Company Operating Agreement dated as of December 5, 1997, (the "Agreement") we formed a limited liability corporation, Petro Travel Plaza LLC ("LLC"), with Tejon Development Corporation ("Tejon") to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the Agreement among our company, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in this venture. Pursuant to the Agreement, the LLC financed construction of the location with a non-recourse credit facility, we receive a management fee of $250,000 per annum, and as a 40.0% member of the LLC, we receive 40.0% of the location's operating earnings which is accounted for using the equity method. This Petro Stopping Center location began operations in June 1999.

Motor Fuels Franchise Agreement

     On July 23, 1999, the Company and ExxonMobil entered into a ten-year fuel supply agreement whereby we agreed to purchase Mobil branded diesel fuel and gasoline for sale and distribution under Mobil's trademarks at our truck stops. Under our fuel supply agreement with ExxonMobil, we purchased diesel fuel and gasoline from ExxonMobil and MDS for the years ended December 31, 1999, 2000, and 2001, totaling $418.9 million, $656.2 million, and $692.3 million, respectively.

Master Supply Contract for Resale of Oils and Greases

     On July 23, 1999, the Company and ExxonMobil entered into a ten-year supply agreement whereby we agree to purchase and feature Mobil branded oils and lubricants under Mobil's trademarks at our truck stop locations operated by us. Under our supply agreement with ExxonMobil, we purchased Mobil branded oils and lubricants from ExxonMobil for the years ended December 31, 1999, 2000, and 2001, totaling $3.1 million, $4.1 million, and $4.6 million, respectively, which includes fuel purchases lifted at a third-party terminal but sold by ExxonMobil under an exchange or purchase arrangement.

Marketing Relationships

     On July 23, 1999, we and Volvo entered into an Operating Agreement related to the warranty, maintenance, and service work we will provide to Volvo managed vehicles, the sale by us of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by the two of us to utilize truck stop space for Volvo truck sales and marketing.

Relationships Between Related Parties, Affiliated Entities and the Cardwell Group and their Affiliates

     Each of the related parties and/or affiliates of the Company involved in the transactions described in this section, with the exception of MDS, ExxonMobil, Chartwell, Volvo, Volvo Trucks, Truck Stop, and the LLC, is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed above, generally arise in the ordinary course of business as a result of our purchase of trade accounts receivable or receipt of franchisee fees from Highway Service Ventures, Inc. For the years ended December 31, 1999, 2000, and 2001, we purchased receivables from affiliated franchises in the amounts of $17.1 million, $20.3 million, and $14.2 million, respectively, and received franchise fees from an affiliated franchise of approximately $1.0 million for each of the years ended December 31, 1999 and 2000, and $1.2 million for the year ended December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report:

     1.   Financial statements

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                                            Page
                                                                            ----
Consolidated Balance Sheets                                                   20
Consolidated Statements of Operations                                         21
Consolidated Statements of Changes in Partners' Capital (Deficit)
and Comprehensive Loss                                                        22
Consolidated Statements of Cash Flows                                      23-24
Notes to Consolidated Financial Statements                                 25-46
Report of Independent Public Accountants                                   47-48

     2. Financial statements schedule and supplementary information required to be submitted.

          Schedule II-Valuation and Qualifying Accounts                       49

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

     3.   Exhibits

     Incorporated herein by reference is a list of Exhibits contained in the
     Exhibit Index on pages 62 through 64 of this Annual Report.

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

                                  PETRO STOPPING CENTERS, L.P.
                                           (Registrant)


                                  By: /s/ J.A. Cardwell, Sr.
                                      -----------------------------

                                          J.A. Cardwell, Sr.
                                          Chairman and Chief Executive Officer
                                          (On behalf of the Registrant and as
                                          Registrant's Principal Executive
                                          Officer)

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities and on the dates indicated.

        Signature                        Title                                 Date
        ---------                        -----                                 ----
/s/ J.A. Cardwell, Sr.          Chairman and Chief Executive Officer       March 28, 2002
----------------------------    (Principal Executive Officer)
   (J.A. Cardwell, Sr.)


/s/ Edward Escudero             Treasurer and Vice President of Finance    March 28, 2002
----------------------------    (Principal Financial and Chief
   (Edward Escudero)            Accounting Officer)


/s/ James A. Cardwell, Jr.      Chief Operating Officer and Director       March 28, 2002
----------------------------
   (James A. Cardwell, Jr.)


/s/ Timothy M. Hinchman         Director                                   March 28, 2002
----------------------------
   (Timothy M. Hinchman)


/s/ Joseph R. Berkel            Director                                   March 28, 2002
----------------------------
   (Joseph R. Berkel)


/s/ Eddie H. Brailsford         Director                                   March 28, 2002
----------------------------
   (Eddie H. Brailsford)


/s/ Bjorn Ahlstrom              Director                                   March 28, 2002
   (Bjorn Ahlstrom)


/s/ Larry J. Zine               Director                                   March 28, 2002
----------------------------
   (Larry J. Zine)

                                  EXHIBIT INDEX

Exhibit
   No.    Exhibit Description
--------  -------------------
 3.1(aa)  Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

 3.2(gg)  Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping
          Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General
          Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP,
          L.L.C. and James A. Cardwell, Jr., as Limited Partners.

 3.3(bb)  Certificate of Incorporation of Petro Financial Corporation.

 3.4(bb)  Bylaws of Petro Financial Corporation.

 4.1(hh)  Agreement with Securities and Exchange Commission pursuant to
          Item 601 (b)(4)(iii)(a) of Regulation S-K to furnish certain documents relating to the 12 1/2% Senior Notes due 2002.

 4.2(aa)  Indenture, dated as of January 30, 1997 among Petro Stopping
          Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.'s $135.0 million principal amount 10 1/2% Senior Notes due
          2007.

 4.3(aa)  Form of 10 1/2% Senior Note due 2007.

 4.4(aa) Supplemental Indenture, dated as of January 29, 1997, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and First Trust National Association, relating to Petro Stopping
          Centers, L.P.'s $100.0 million principal amount 12 1/2% Senior
          Notes due 2002.

 4.5(hh)  Supplemental Indenture, dated July 23, 1999, by and among
          Petro Stopping Centers, L.P., Petro Financial Corporation and
          State Street Bank and Trust Company, relating to Petro Stopping
          Centers, L.P.'s 10 1/2% Senior Notes due 2007.

 4.7(ll)  Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 30, 2001, among Petro Stopping Centers, L.P., Fleet National
          Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston, N.A.), as Agent, First Union National Bank, as
          Documentation Agent and Fleet Securities, Inc., as Arranger.

10.1(bb)  Surety Drive lease agreement, dated April 30, 1992, between James A.
          Cardwell and Petro Stopping Centers, L.P.

10.2(cc)  Form of the Company's Franchise Agreement.

10.3(bb)  Lease relating to the Effingham, Illinois, Stopping Center, dated May 23,
          1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.4(bb)  Lease with Option to purchase, dated September 9, 1983, among Vaughn O.
          Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond, Inc.

10.5(bb)  Profit Participation Agreement, dated March 1, 1993, between Pelican
          Gaming, Inc. and Petro Truckstops, Inc.

10.6(bb) Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

10.7(aa)  Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and
          Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the
          James A. Cardwell Trust No. Three.

10.8(aa)  Product Services Agreement, dated January 30, 1997, by and between C&R
          Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

10.9(aa)  Petro/El Paso Amusement Services Agreement, dated January 30,
          1997, by and between El Paso Vending and Amusement Company and
          Petro Stopping Centers, L.P.

10.10(aa) Display Space Agreement, dated January 30, 1997, by and between Motor
          Media, Inc. and Petro Stopping Centers, L.P.

10.11(dd) Limited Liability Company Operating Agreement of Petro Travel
          Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon
          Ranch Company, as Guarantor.

10.12(ee) Petro Stopping Centers Deferred Compensation Plan Agreement, dated November 26, 1997.

10.13(ff) Employment Agreement, dated February 10, 1999, by and between James A.
          Cardwell, Sr. and Petro Stopping Centers, L.P.

10.14(ff) Employment Agreement, dated February 10, 1999, by and between James A.
          Cardwell, Jr. and Petro Stopping Centers, L.P.

10.16(gg) Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and
          Petro Stopping Centers, L.P.

10.17(gg) Master Supply Contract for Resale of Oils and Greases, dated
          July 23, 1999, by and between Exxon Mobil Corporation and Petro
          Stopping Centers, L.P.

10.18(ii) Property Lease Agreement, dated November 12, 1998, between Petro
          Stopping Centers, L.P. and Petro Truckstops, Inc.

10.19(jj) Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping
          Centers, L.P. and C&R Distributing, Inc.

10.20(jj) Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping
          Centers, L.P. and Volvo Trucks North America, Inc.

10.21(kk) Lease agreement, dated October 25, 2000, between San Luis
          Partnership and Petro Stopping Centers, L.P.

10.22*    Lease agreement, dated January 8, 2002, between TSP Holdings, LLC and
          Petro Stopping Centers, L.P.

21.1(aa)  Subsidiaries of the Company.

24.1*     Power of Attorney (included as part of the signature page of this Annual Report).

----------
(aa) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1996.

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

(gg) Incorporated by reference to Petro Stopping Centers, L.P.'s Current Report on Form 8-K, filed on August 6, 1999.

(hh) Incorporated by reference to Petro Stopping Centers Holdings, L.P. Registration Statement on Form S-4 (Registration No. 333-87371).

(ii) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(jj) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(kk) Incorporated by reference to Petro Stopping Centers, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

(ll) Incorporated by reference to Petro Stopping Centers, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

* Filed herewith