Form 10-Q
period 2002-03-31
PETRO STOPPING CENTERS L P
filed 2002-05-15
CIK 919942

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                          PETRO STOPPING CENTERS, L.P.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       December 31,    March 31,
                                                                                           2001           2002
                                                                                       ------------    ------------
                                     Assets

Current assets:
   Cash and cash equivalents                                                           $      3,680    $     17,636
   Trade accounts receivable, net                                                             3,909           6,284
   Inventories, net                                                                          24,741          25,552
   Other current assets                                                                       1,393           1,274
   Due from affiliates                                                                        2,794           3,300
                                                                                       ------------    ------------
        Total current assets                                                                 36,517          54,046

   Property and equipment, net                                                              224,172         220,130
   Deferred debt issuance costs,                                                              7,623           7,220
   net

   Other assets                                                                              11,953          12,028
                                                                                       ------------    ------------
        Total assets                                                                   $    280,265    $    293,424
                                                                                       ============    ============
             Liabilities and Partners' Capital and Comprehensive Loss

Current liabilities:
   Current portion of long-term debt                                                   $     14,640    $     19,865
   Trade accounts payable                                                                     8,157           5,767
   Accrued expenses and other liabilities                                                    25,526          24,098
   Due to affiliates                                                                         17,529          31,587
                                                                                       ------------    ------------
        Total current liabilities                                                            65,852          81,317

   Long-term debt, excluding current portion                                                194,357         192,903
                                                                                       ------------    ------------
          Total liabilities                                                                 260,209         274,220
                                                                                       ------------    ------------
   Commitments and contingencies

   Partners' capital (deficit) and comprehensive loss:
     General partners'                                                                         (250)           (252)
     Limited partners'                                                                       20,470          19,577
     Accumulated other comprehensive loss                                                      (164)           (121)
                                                                                       ------------    ------------
          Total partners' capital and comprehensive loss                                     20,056          19,204
                                                                                       ------------    ------------
          Total liabilities and partners' capital and comprehensive loss               $    280,265    $    293,424
                                                                                       ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                   Three Months Ended
                                                        March 31,
                                                  2001            2002
                                                --------        --------
Net revenues:
  Fuel (including motor fuel taxes)             $183,883        $154,091
  Non-fuel                                        52,331          54,549
                                                --------        --------
    Total net revenues                           236,214         208,640

Cost and expenses:
  Cost of sales
    Fuel (including motor fuel taxes)            174,210         145,354
    Non-fuel                                      22,050          22,229
  Operating expenses                              28,187          28,160
  General and administrative                       4,553           4,011
  Depreciation and amortization                    4,433           4,458
                                                --------        --------
    Total cost and expenses                      233,433         204,212
                                                --------        --------

    Operating income                               2,781           4,428

Equity in income (loss) of affiliate                 (94)             26
Interest income                                       58              10
Interest expense, net                             (5,875)         (5,350)
                                                --------        --------
    Net loss                                    $ (3,130)       $   (886)
                                                ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) AND
                               COMPREHENSIVE LOSS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)

                                                                                           Accumulated
                                                                General      Limited       Other           Total
                                                                Partners'    Partners'     Comprehensive  Partners'
                                                                Deficit      Capital       Loss           Capital
                                                                --------     ---------     ---------      ---------
Balances, December 31, 2001                                     $  (250)     $ 20,470       $  (164)      $  20,056
Net loss                                                             (2)         (884)            -            (886)
Unrealized loss on cash flow hedging derivative:
   Unrealized holding loss arising during the
     period                                                                                     (51)            (51)
   Less: reclassification adjustment for loss
     realized in net loss                                                                        94              94
                                                                                            -------       ---------
   Net change in unrealized loss                                                                 43              43
                                                                                                          ---------
Comprehensive loss                                                                                             (843)
                                                                                                          ---------
Partners' minimum tax distributions                                   -            (9)            -              (9)
                                                                -------      --------       -------       ---------
Balances, March 31, 2002                                        $  (252)     $ 19,577       $  (121)      $  19,204
                                                                =======      ========       =======       =========

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                          2001           2002
                                                                                       ----------    ----------

Cash flows from operating activities:
   Net loss                                                                            $  (3,130)     $   (886)
   Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                                                         4,433         4,458
     Deferred debt issuance cost amortization                                                349           424
     Bad debt expense                                                                         76            55
     Equity in (income) loss of affiliate                                                     94           (26)
   Increase (decrease) from changes in:

     Trade accounts receivable                                                             1,932        (2,430)
     Inventories                                                                             217          (811)
     Other current assets                                                                    142           119
     Due from affiliates                                                                    (202)         (506)
     Due to affiliates                                                                    (2,276)       14,058
     Trade accounts payable                                                               (1,210)       (2,390)
     Accrued expenses and other liabilities                                               (2,560)       (1,410)
                                                                                       ---------     ---------
          Net cash provided by (used in) operating activities                             (2,135)       10,655
                                                                                       ---------     ---------
   Cash flows from investing activities:
     Purchases of property and equipment                                                  (8,169)         (401)
     (Increase) decrease in other assets, net                                              1,524           (39)
                                                                                       ---------     ---------
          Net cash used in investing activities                                           (6,645)         (440)
                                                                                       ---------     ---------
   Cash flows from financing activities:
     Repayments of bank debt                                                              (3,000)       (6,500)
     Proceeds from bank debt                                                              17,500        10,500
     Repayments of long-term debt and capital lease                                         (380)         (250)
     Partners' minimum tax distributions                                                       -            (9)
     Payment of debt issuance and modification costs                                        (311)            -
                                                                                       ---------     ---------
          Net cash provided by financing activities                                       13,809         3,741
                                                                                       ---------     ---------
   Net increase in cash and cash equivalents                                               5,029        13,956
   Cash and cash equivalents, beginning of period                                          8,653         3,680
                                                                                       ---------     ---------
   Cash and cash equivalents, end of period                                            $  13,682     $  17,636
                                                                                       =========     =========

--------------------------------------------------------------------------------------------------------------

Supplemental cash flow information -
   Interest paid during the period, net of capitalized interest of $42 and
     $0 in 2001 and 2002                                                               $   8,852     $   8,069
Non-cash activities -
   Net change in unrealized loss on cash flow hedging derivative                               -            43

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of Petro Stopping Centers, L.P. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and March 31, 2002, the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2002, and changes in partners' capital (deficit) and comprehensive loss for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

     The Company's fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.8 million and $60.8 million for the three months ended March 31, 2001 and March 31, 2002, respectively.

(2)  Significant Accounting Policies

Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The implementation of these standards did not have an impact on the Company's financial position or results of operations.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)  Segments

     The Company has two reportable operating segments, company-operated truck stops and franchise truck stop operations.

     The Company operates 35 multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(r)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from the company-operated truck stops were $234.9 million and $207.6 million, respectively.

     As of March 31, 2002, the Company is a franchisor to 20 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from the Company's franchise truck stop

                                   (continued)

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operations were $1.3 million and $1.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses or assets in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(4)  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and also the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet assessed the impact of adopting SFAS No. 143 on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. Management has not yet assessed the impact, if any, of adopting SFAS No. 145 on the Company's financials statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the Company's 2001 Form 10-K.

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

     The forward-looking statements are included in, without limitation, "--Critical Accounting Policies," "--Transactions with Related-Parties," "--Network Development," "--Liquidity and Capital Resources," "--Results of Operations," and "--Recently Issued Accounting Pronouncements". In addition, in the preparation of the financial statements, management makes various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

     We operate 35 multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(r)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from our company-operated truck stops were $234.9 million and $207.6 million, respectively.

     As of March 31, 2002, we are a franchisor to 20 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended March 31, 2001 and March 31, 2002, the revenues generated from our franchise truck stop operations were $1.3 million and $1.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses or assets in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

     The following table sets forth our total consolidated revenues by major source:

                         SUMMARY OF SOURCES OF REVENUES

                                                    Three Months Ended March 31,
                                              --------------------------------------------
                                                      2001                    2002
                                              --------------------      ------------------
                                                         (dollars in thousands)

Fuel                                          $   183,883    77.9%      $ 154,091    73.8%
Non-Fuel (excluding restaurant)                    37,869    16.0%         38,946    18.7%
Restaurant                                         14,462     6.1%         15,603     7.5%
                                              -----------   ------      ---------   ------
Total Net Revenues                            $   236,214   100.0%      $ 208,640   100.0%
                                              -----------   ------      ---------   ------

     Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $57.8 million and $60.8 million for the three months ended March 31, 2001 and March 31, 2002, respectively.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The implementation of these standards did not have an impact on our financial position or results of operations.

     No provision for income taxes is reflected in the accompanying unaudited financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions. See Note 2 to Notes to Consolidated Financial Statements included in our 2001 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Loyalty Program

     We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points. Management must make an assumption about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of the change as well as in future years.

     The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting of volume-based sales incentive offers that would apply to programs such as ours, but has not yet reached a consensus. The issuance of new accounting standards could have an impact on our liability in the year of the change as well as in future years.

Transactions with Related-Parties

     Our related-party transactions are described in our 2001 Form 10-K under
Item 13, "Certain Relationships and Related Transactions". We believe that such transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

     Our most significant related-party transaction is that of the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

Network Development

     The following table sets forth the development of our Petro Stopping Centers network since 1998:

                                                 As of March 31,
                                                 ---------------
                                          1998    1999    2000     2001    2002
                                          ----    ----    ----     ----    ----
Company-operated                           28      28      30       35      35
Franchise operation                        20      21      23       22      20
                                          ---     ---     ---      ---     ---
   Total Petro Stopping Centers            48      49      53       57      55
                                          ===     ===     ===      ===     ===

     The following table sets forth information on Petro Stopping Centers opened from March 31, 1998 through March 31, 2002, all but two of which are full-sized facilities.

               Location                             Date Opened
               --------                             -----------

          Company-operated:
             Wheeler Ridge, California         June 1999
             Jackson, Mississippi              November 1999
             Mebane, North Carolina            April 2000
             Glendale, Kentucky                June 2000
             Carlisle, Pennsylvania            September 2000
             Los Banos California              November 2000
             North Las Vegas, Nevada           January 2001

          Franchise operation:
             Milton, Pennsylvania              March 1998
             Monee, Illinois                   April 1998
             Racine, Wisconsin                 December 1999
             Oak Grove, Missouri               April 2001
             Glade Spring, Virginia            October 2001

Liquidity and Capital Resources

     At March 31, 2002 our principal sources of liquidity were:

     . $17.3 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

     . Cash flows from operations of $10.7 million for the three months ended March 31, 2002 as compared to cash flows used in operations of $2.1 million for the three months ended March 31, 2001. The increase in cash flows was primarily due to fluctuations in the timing of payments to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, for fuel payments and higher operating income, offset by the timing of receipts related to trade receivables and variations in the timing of payments related to trade account payables.

     Our senior credit facility consists of a $60.0 million revolving credit facility and a term loan with an original principal amount of $40.0 million. At March 31, 2002, we had approximately $6.8 million in standby letters of credit, approximately $33.8 million in additional borrowings outstanding under our revolving credit facility, and $38.3 million in our outstanding balance under the term loan. We have been making principal payments on the term loan on a quarterly basis, since September 30, 2000. The first sixteen quarterly payments due are $250,000 each.

     Under our senior credit facility, any principal amount outstanding on our revolving credit facility up to $35.0 million will automatically convert at July 23, 2002 to a term loan. The outstanding balance under the term loan, if any, will be amortized in eight equal quarterly installments following the conversion. As of March 31, 2002, we estimate these quarterly installments will approximate $4.2 million each. Following this conversion, $25.0 million will continue to be available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 2.0% above the bank's base rate or 3.5% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly.

     Any funds drawn on our senior credit facility, are secured by substantially all of our assets, and the guarantees of Petro, Inc. and each of our subsidiaries.

     The following is a summary of our contractual cash obligations as of March 31, 2002:

        Contractual                                Less Than                                   After
     Cash Obligations                    Total       1 Year       1-3 Years     4-5 Years     5 Years
     ----------------                    -----       ------       ---------     ---------     -------
                                                             (in thousands)
Long-term debt (including
   unamortized discounts)            $  213,240    $   19,865    $   46,625    $  146,750    $        -
Operating leases                         30,502         2,936         5,822         4,624        17,120
                                     ----------    ----------    ----------    ----------    ----------
Total                                $  243,742    $   22,801    $   52,447    $  151,374    $   17,120
                                     ==========    ==========    ==========    ==========    ==========

     We had negative working capital of $29.3 million and $27.3 million at December 31, 2001 and March 31, 2002, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns every two to three days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 86.9% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

     Capital expenditures totaled $401,000 for the three months ended March 31, 2002. All such funds were spent on existing Petro Stopping Centers.

     We currently expect to invest approximately $7.2 million during the remainder of 2002 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

     We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the first quarter of 2002, we paid $2.5 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2002, aggregated provisions amounted to approximately $3.0 million. At March 31,

2002, the aggregated accrual amounted to approximately $7.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

     Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt retirement through 2002 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Overview. During the first quarter of 2002, despite a continued slow economy, we began to see an increase in customer traffic relative to the prior year period. Our net revenues fell due to reduced fuel revenues as a result of a decrease in our average retail-selling price, partially offset by an increase in our volume of fuel gallons sold. Our net revenues of $208.6 million decreased 11.7% in the first quarter of 2002 from $236.2 million in the first quarter of 2001. On a comparable unit basis, net revenues decreased by 12.6% to $203.6 million from $233.0 million in the prior year quarter, again due to a decrease in our average retail-selling price, also partially offset by an increase in our volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses were substantially consistent with the prior year quarter, despite increases in employee-related costs. General and administrative expenses decreased 11.9% to $4.0 million compared to $4.6 million in the prior year quarter primarily due to lower employee-related costs.

     Fuel. Revenues decreased 16.2% to $154.1 million in the first quarter of 2002 compared to $183.9 million in the first quarter of 2001. Fuel revenues fell due to a 19.2% decrease in our average retail-selling price stemming from lower fuel costs compared to the prior year quarter, offset by a 3.7% or 5.0 million gallon increase in fuel volumes. Gross profits decreased by 9.7% to $8.7 million in the first quarter of 2002 compared to $9.7 million in the prior year quarter due to lower cents per gallon margin. On a comparable unit basis, fuel revenues fell 17.2% due to a 19.3% decrease in our average retail-selling price, offset by a 2.6% increase in fuel volumes compared to the prior year quarter. Gross profits decreased by 11.4% or $1.1 million in the first quarter of 2002 compared to the prior year quarter. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of an increase in freight shipments seen in the first quarter of 2002.

     Non-Fuel (excluding restaurant). Revenues increased 2.8% to $38.9 million in the first quarter of 2002 from $37.9 million in the first quarter of 2001. The increase in non-fuel revenues is primarily due to a 4.0% or $1.4 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. Gross profits increased 5.6% to $21.1 million in the first quarter of 2002 from $20.0 million in the first quarter of 2001. On a comparable unit basis, non-fuel revenues increased 2.0% or $754,000 compared to the prior year quarter and gross profits increased 5.0% or $984,000 compared to the prior year quarter. We believe these increases are due to an increase in customer traffic at our sites associated with an increase in freight shipments seen in the first quarter of 2002, in addition to improved inventory management.

     Restaurant. Revenues increased 7.9% to $15.6 million in the first quarter of 2002 compared to $14.5 million in the first quarter of 2001, due to an increase of 6.8% in our average ticket price and increased customer traffic. Gross profits in the restaurants improved by 9.0% or $926,000. On a comparable unit basis, restaurant revenues increased 7.3% or $1.0 million compared to the prior year quarter, while gross profits increased by 8.5% or $846,000. We believe these increases are due to an increase in our average ticket price and increased customer traffic associated with an increase in freight shipments seen in the first quarter of 2002.

     Costs and Expenses. Total costs and expenses decreased 12.5% to $204.2 million in the first quarter of 2002 compared to $233.4 million in the first quarter of 2001. Cost of sales decreased $28.7 million or 14.6% from the prior year quarter primarily due to lower fuel costs in the current year. Operating expenses were substantially consistent with the prior year quarter, despite increased employee-related costs. On a comparable unit basis, total costs and expenses decreased 13.3% or $30.6 million compared to the prior year quarter. On a comparable unit basis, in the first quarter of 2002, cost of sales decreased $30.2 million or 15.6% from the prior year quarter due to lower fuel costs partially offset by higher fuel volumes. On a comparable unit basis, operating expenses increased .4% or $105,000 to $27.3 million compared to the prior year quarter. General and administrative expenses decreased 11.9% to $4.0 million compared to $4.6 million in the prior year quarter primarily due to lower employee-related costs.

     Equity in Income (Loss) of Affiliate. We recognized $26,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to a $94,000 loss in the first quarter of 2001.

     Interest Expense, net. Interest expense, net, decreased 8.9% or $525,000 to $5.4 million in the first quarter of 2002 compared to the prior year quarter, due primarily to the decrease in both our borrowings and interest rates in the current year.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and also the use of an allocation approach for subsequent changes in the measurement of the liability. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liability, asset retirement costs and accumulated depreciation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of adopting SFAS No. 143 on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. We have not yet assessed the impact, if any, of adopting SFAS No. 145 on our financials statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2001 Form 10-K.

     At March 31, 2002, we were party to an interest rate swap agreement which was a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2002, the swap agreement had a notional amount of $19.1 million. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the three months ended March 31, 2002, the effect of the swap was to increase the rate we were required to pay by 1.9%, which resulted in additional interest expense of approximately $94,000. As of March 31, 2002, the interest rate swap had a negative fair value of $121,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

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

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PETRO STOPPING CENTERS, L.P.
                                    (Registrant)



Date: May 14, 2002              By: /s/ J.A. Cardwell, Sr.
                                   ---------------------------------------------
                                    J.A. Cardwell, Sr.
                                    Chairman and Chief Executive Officer
                                    (On behalf of the Registrant and
                                    as Registrant's Principal Executive Officer)

                                  EXHIBIT INDEX

Exhibit No.           Exhibit Description
-----------           -------------------

3.1 (aa) Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (aa) Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

10.23* Amended Employment Agreement, dated February 1, 2002, by and between James A.Cardwell, Jr. and Petro Stopping Centers, L.P.
_________

(aa) Incorporated by reference to Petro Stopping Centers, L.P.'s Report on Form 8-K, filed on August 6, 1999.

*Filed herewith.