Form 10-Q
period 2002-06-30
PETRO STOPPING CENTERS L P
filed 2002-08-14
CIK 919942

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

                  For the quarterly period ended June 30, 2002

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          PETRO STOPPING CENTERS, L.P.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,              JUNE 30,
                                                                                        2001                    2002
                                                                                    ------------             ---------
                                      ASSETS

Current assets:
    Cash and cash equivalents                                                       $      3,680             $  14,908
    Trade accounts receivable, net                                                         3,909                 6,067
    Inventories, net                                                                      24,741                25,291
    Other current assets                                                                   1,144                 1,062
    Due from affiliates                                                                    2,794                 3,774
                                                                                    ------------             ---------
        Total current assets                                                              36,268                51,102

    Property and equipment, net                                                          224,172               217,659
    Deferred debt issuance costs, net                                                      7,623                 6,811
    Other assets                                                                          12,202                12,516
                                                                                    ------------             ---------
        Total assets                                                                $    280,265             $ 288,088
                                                                                    ============             =========

             LIABILITIES AND PARTNERS' CAPITAL AND COMPREHENSIVE LOSS

Current liabilities:
    Current portion of long-term debt                                               $     14,640             $  21,150
    Trade accounts payable                                                                 8,157                 5,406
    Accrued expenses and other liabilities                                                25,526                27,001
    Due to affiliates                                                                     17,529                29,075
                                                                                    ------------             ---------
        Total current liabilities                                                         65,852                82,632

    Long-term debt, excluding current portion                                            194,357               183,775
                                                                                    ------------             ---------
        Total liabilities                                                                260,209               266,407
                                                                                    ------------             ---------
    Commitments and contingencies

    Partners' capital (deficit) and comprehensive loss:
      General partners'                                                                     (250)                 (246)
      Limited partners'                                                                   20,470                22,252
      Accumulated other comprehensive loss                                                  (164)                 (325)
                                                                                    ------------             ---------
        Total partners' capital and comprehensive loss                                    20,056                21,681
                                                                                    ------------             ---------

        Total liabilities and partners' capital and comprehensive loss              $    280,265             $ 288,088
                                                                                    ============             =========

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       2001          2002               2001          2002
                                                     ---------     ---------         ---------      ---------
Net revenues:
  Fuel (including motor fuel taxes)                  $ 181,115     $ 168,875         $ 364,998      $ 322,966
  Non-fuel                                              57,563        60,275           109,894        114,824
                                                     ---------     ---------         ---------      ---------
     Total net revenues                                238,678       229,150           474,892        437,790

Costs and expenses:
  Cost of sales
     Fuel (including motor fuel taxes)                 170,500       158,786           344,710        304,140
     Non-fuel                                           24,130        24,905            46,180         47,134
  Operating expenses                                    29,210        29,058            57,397         57,218
  General and administrative                             5,025         4,545             9,578          8,556
  Depreciation and amortization                          4,347         4,003             8,780          8,461
                                                     ---------     ---------         ---------      ---------

     Total costs and expenses                          233,212       221,297           466,645        425,509
                                                     ---------     ---------         ---------      ---------

     Operating income                                    5,466         7,853             8,247         12,281

Equity in income (loss) of affiliate                        51           101               (43)           127
Interest income                                             68            20               126             30
Interest expense, net                                   (6,484)       (5,293)          (12,359)       (10,643)
                                                     ---------     ---------         ---------      ---------

     Net income (loss)                               $    (899)    $   2,681         $  (4,029)     $   1,795
                                                     =========     =========         =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) AND
                              COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                        GENERAL            LIMITED             OTHER                TOTAL
                                                       PARTNERS'          PARTNERS'        COMPREHENSIVE          PARTNERS'
                                                        DEFICIT            CAPITAL             LOSS                CAPITAL
                                                       ---------          ---------        -------------          ---------
Balances, December 31, 2001                            $    (250)         $  20,470        $        (164)         $  20,056

Net income                                                     4              1,791                                   1,795

Unrealized loss on cash flow hedging derivative:

   Unrealized holding loss arising during the
    period                                                                                          (340)              (340)
   Less: reclassification adjustment for loss
    realized in net income                                                                           179                179
                                                                                           -------------          ---------
   Net change in unrealized loss                                                                    (161)              (161)
                                                                                                                  ---------
Comprehensive income                                                                                                  1,634
                                                                                                                  ---------
Partners' minimum tax distributions                            -                 (9)                   -                 (9)
                                                       ---------          ---------        -------------          ---------

Balances, June 30, 2002                                $    (246)         $  22,252        $        (325)         $  21,681
                                                       =========          =========        =============          =========

     See accompanying notes to unaudited consolidated financial statements.

                          PETRO STOPPING CENTERS, L.P.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       2001              2002
                                                                                 ---------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                             $        (4,029)   $        1,795
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                          8,780             8,461
    Deferred debt issuance cost amortization                                               1,377               855
    Bad debt expense                                                                         145               108
    Equity in (income) loss of affiliate                                                      43              (127)
   Increase (decrease) from changes in:
    Trade accounts receivable                                                              1,911            (2,266)
    Inventories                                                                             (129)             (550)
    Other current assets                                                                     359                82
    Due from affiliates                                                                      (11)             (980)
    Due to affiliates                                                                     (1,539)           11,546
    Trade accounts payable                                                                   997            (2,751)
    Accrued expenses and other liabilities                                                 1,462             1,242
                                                                                 ---------------    --------------
      Net cash provided by operating activities                                            9,366            17,415
                                                                                 ---------------    --------------

   Cash flows from investing activities:
    Purchases of property and equipment                                                  (14,892)           (1,917)
    (Increase) decrease in other assets, net                                               1,349              (146)
                                                                                 ---------------    --------------
     Net cash used in investing activities                                               (13,543)           (2,063)
                                                                                 ---------------    --------------

   Cash flows from financing activities:
    Repayments of bank debt                                                               (8,000)          (15,500)
    Proceeds from bank debt                                                               17,500            18,500
    Repayments of long-term debt and capital lease                                          (763)           (7,115)
    Partners' minimum tax distributions                                                       (2)               (9)
    Payment of debt issuance and modification costs                                       (1,073)                -
                                                                                 ---------------    --------------
      Net cash provided by (used in) financing activities                                  7,662            (4,124)
                                                                                 ---------------    --------------

   Net increase in cash and cash equivalents                                               3,485            11,228
   Cash and cash equivalents, beginning of period                                          8,653             3,680
                                                                                 ---------------    --------------
   Cash and cash equivalents, end of period                                      $        12,138    $       14,908
                                                                                 ===============    ==============

------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information -
 Interest paid during the period, net of capitalized interest of  $73 and
  $ 0 in 2001 and 2002                                                           $        10,723    $        9,594
 Non-cash activities-
  Net increase in unrealized loss on cash flow hedging derivative                             --               161

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2001 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2001 and June 30, 2002, the results of operations for the three and six months ended June 30, 2001 and June 30, 2002, changes in partners' capital (deficit) and comprehensive loss for the six months ended June 30, 2002, and cash flows for the six months ended June 30, 2001 and June 30, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

         The Company's fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $56.3 million and $60.3 million for the three months ended June 30, 2001 and June 30, 2002, respectively, and $114.1 million and $121.1 million for the six months ended June 30, 2001 and June 30, 2002, respectively.

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

         The Company operates 35 multi-service truck stops in the United States. The Company's facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2001 and June 30, 2002, the revenues generated from the company-operated truck stops were $237.2 million and $227.9 million, respectively, and $472.1 million and $435.5 million for the six months ended June 30, 2001 and June 30, 2002, respectively.

                                   (continued)

                          PETRO STOPPING CENTERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         As of June 30, 2002, the Company is a franchisor to 21 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended June 30, 2001 and June 30, 2002, the revenues generated from the Company's franchise truck stop operations were $1.5 million and $1.3 million, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2001 and June 30, 2002, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses in measuring this segment's profit and loss, nor does it believe there are any significant commitments or obligations resulting from these franchise agreements.

(4)  LONG-TERM DEBT

         The Company's senior credit facility, requires quarterly prepayments of principal based on excess cash flow as defined therein. During the second quarter of 2002, a $414,000 prepayment was made on the term loan B. The current portion of long-term debt reflects management's estimate of expected prepayments due in the next twelve months based on such excess cash flow definition.

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. Management has determined that upon adoption of SFAS No. 145, the amount shown as an extraordinary item in 1999 will be included as a component of loss before extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2001 Form 10-K.

         Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent our expectations or beliefs concerning future events that involve risks and uncertainties. All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. We caution that these statements are further qualified by important factors, some of which we have little or no control over, that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitation, general economic change, legislative regulation, and market change.

         The forward-looking statements are included in, without limitation, "--Critical Accounting Policies," "--Transactions with Related-Parties," "--Network Development," "--Liquidity and Capital Resources," "--Results of Operations," and "--Recently Issued Accounting Pronouncements". In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

REPORTING FORMAT

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires us to identify and report certain information on our reportable operating segments. We have two reportable operating segments under SFAS No. 131, company-operated truck stops and franchise truck stop operations.

         We operate 35 multi-service truck stops in the United States. Our facilities, which are known as "Petro Stopping Centers(R)," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended June 30, 2001 and June 30, 2002, the revenues generated from the company-operated truck stops were $237.2 million and $227.9 million, respectively, and $472.1 million and $435.5 million for the six months ended June 30, 2001 and June 30, 2002, respectively.

         As of June 30, 2002, we are a franchisor to 21 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. During the three months ended June 30, 2001 and June 30, 2002, the revenues generated from our franchise truck stop operations were $1.5 million and $1.3 million, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2001 and June 30, 2002, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in net revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses in measuring this segment's profit and loss, nor do we believe there are any significant commitments or obligations resulting from these franchise agreements.

         The following table sets forth our total consolidated revenues by major source:

                         SUMMARY OF SOURCES OF REVENUES

                                            THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------------    ----------------------------------------
                                             2001                 2002                    2001                  2002
                                     ------------------     -----------------     ------------------     -----------------
                                               (DOLLARS IN THOUSANDS)                        (DOLLARS IN THOUSANDS)
Fuel                                 $ 181,115     75.9%    $ 168,875    73.7%    $ 364,998     76.8%    $ 322,966    73.8%
Non-Fuel (excluding restaurant)         41,786     17.5%       44,126    19.3%       79,655     16.8%       83,072    19.0%
Restaurant                              15,777      6.6%       16,149     7.0%       30,239      6.4%       31,752     7.2%
                                     ---------    -----     ---------   -----     ---------    -----     ---------   -----
Total Net Revenues                   $ 238,678    100.0%    $ 229,150   100.0%    $ 474,892    100.0%    $ 437,790   100.0%
                                     ---------    -----     ---------   -----     ---------    -----     ---------   -----

         Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $56.3 million and $60.3 million for the three months ended June 30, 2001 and June 30, 2002, respectively, and $114.1 million and $121.1 million for the six months ended June 30, 2001 and June 30, 2002, respectively.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. See Note 2 to Notes to Consolidated Financial Statements included in our 2001 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Loyalty Program

         We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based on our estimates about the future redemption rate of Petro points outstanding. A change to these estimates could have an impact on our liability in the year of the change as well as in future years.

         The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting for volume-based sales incentive offers that would apply to programs such as ours, but has not yet reached a consensus. The issuance of new accounting standards could have an impact on our liability in the year of the change as well as in future years.

TRANSACTIONS WITH RELATED-PARTIES

         Our related-party transactions are described in our 2001 Form 10-K under Item 13, "Certain Relationships and Related Transactions". We believe that such transactions with related-parties are on terms comparable to those that could be obtained in arms-length transactions.

         Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers' diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments at the prices set forth in the agreement.

NETWORK DEVELOPMENT

         The following table sets forth the development of our Petro Stopping Centers network since 1998:

                                                         AS OF JUNE 30,
                                       1998       1999        2000        2001       2002
                                     --------    -------    --------    --------   --------
Company-operated                           28         29          32          35         35
Franchise operation                        21         22          23          23         21
                                     --------    -------    --------    --------   --------

      Total Petro Stopping Centers         49         51          55          58         56
                                     ========    =======    ========    ========   ========

         The following table sets forth information on currently existing Petro Stopping Centers opened from June 30, 1998 through June 30, 2002, all but two of which are full-sized facilities.

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

Franchise operation:

      Racine, Wisconsin                                     December 1999
      Oak Grove, Missouri                                   April 2001
      Glade Spring, Virginia                                October 2001
      Greensburg, Indiana                                   June 2002

         In August 2002, we entered into operating leases and took over the operation of an existing truck stop in Fremont, Indiana.

         Effective June 7, 2002, the franchise rights with respect to the Monee, Illinois franchise operation were transferred and assigned to Gas City, Ltd., an unrelated entity.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002 our principal sources of liquidity were:

         . $18.9 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

         . Cash flows from operations of $9.4 million and $17.4 million for the six months ended June 30, 2001 and June 30, 2002, respectively. The increase in cash flows was primarily due to fluctuations in the timing of payments for fuel to Mobil Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, higher operating income, and variations in the timing of payments for trade accounts payable, offset by the timing of receipts related to trade receivables.

         At June 30, 2002, our senior credit facility consisted of a $60.0 million revolving credit facility and a term loan B with an original principal amount of $40.0 million. At June 30, 2002, we had approximately $6.8 million in standby letters of credit, approximately $32.8 million in additional borrowings outstanding under our revolving credit facility, and $37.6 million outstanding under the term loan B. We have been making principal payments on the term loan B on a quarterly basis since September 30, 2000. The first sixteen quarterly payments due are $250,000 each. In addition to the scheduled quarterly payments, we are also required to make quarterly prepayments of principal based on excess cash flow as defined in our senior credit facility. During the second quarter of 2002, a $414,000 prepayment was made on the term loan B. The current portion of long-term debt reflects our estimate of expected prepayments due in the next twelve months based on such excess cash flow definition.

         Under our senior credit facility, the principal amount outstanding on our revolving credit facility up to $35.0 million automatically converted at July 23, 2002 to a term loan A. The outstanding balance under the term loan A will be due in eight equal quarterly installments. Following this conversion, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at 2.0% above the bank's base rate or 3.5% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly. At conversion, we had approximately $29.3 million in borrowings outstanding under our revolving credit facility resulting in future quarterly installments of approximately $3.7 million beginning in September 2002.

         Any funds drawn on our senior credit facility are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries.

         The following is a summary of our contractual cash obligations as of June 30, 2002:

         CONTRACTUAL                              LESS THAN                                        AFTER
      CASH OBLIGATIONS              TOTAL          1 YEAR         1-3 YEARS      4-5 YEARS        5 YEARS
---------------------------       ---------       ---------       ---------      ---------        --------
                                                                (IN THOUSANDS)
Long-term debt (including
 unamortized discounts)           $ 205,386       $  21,150       $  40,150      $ 144,086        $      -

Operating leases                     30,502           4,400           5,767          2,530          17,805
                                  ---------       ---------       ---------      ---------        --------
Total                             $ 235,888       $  25,550       $  45,917      $ 146,616        $ 17,805
                                  =========       =========       =========      =========        ========

         On June 3, 2002, all of our outstanding 12 1/2% Senior Notes for $6.2 million plus accrued interest matured and were retired.

         We had negative working capital of $29.6 million and $31.5 million at December 31, 2001 and June 30, 2002, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns every two to six days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 87.3% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

         Capital expenditures totaled $1.9 million for the six months ended June 30, 2002. All such funds were spent on existing Petro Stopping Centers.

         We currently expect to invest approximately $5.7 million during the remainder of 2002 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

         We are partially self-insured, paying our own employment practices, general liability, workers' compensation, and group health benefit claims, up to stop-loss amounts ranging from $50,000 to $250,000 on a per occurrence basis. During the six months ended June 30, 2002, we paid approximately $4.0 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the six months ended June 30, 2002, aggregated provisions amounted to approximately $4.2 million. At June 30, 2002, the aggregated accrual amounted to approximately $7.3 million, which we believe is adequate to cover both reported and incurred but not reported claims.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Overview. During the first six months of 2002, in spite of an uncertain economy, we continue to improve our performance over the prior year period due to an increase in customer traffic and our continuing focus on improving the efficiencies of our operations. Our net revenues fell due to reduced fuel revenues as a result of a decrease in our average retail-selling price, partially offset by an increase in our volume of fuel gallons sold. Our net revenues of $437.8 million decreased 7.8% in the first six months of 2002 from $474.9 million in the first six months of 2001. On a comparable unit basis, net revenues decreased by 8.7% to $426.1 million from $466.5 million in the prior year period, again due to a decrease in our average retail-selling price, partially offset by an increase in our volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses decreased 0.3% to $57.2 million from $57.4 million in the prior year, despite increases in employee-related costs. General and administrative expenses decreased 10.7% to $8.6 million compared to $9.6 million in the prior year primarily due to lower employee-related costs.

         Fuel. Revenues decreased 11.5% to $323.0 million in the first six months of 2002 compared to $365.0 million in the first six months of 2001. Fuel revenues fell due to a 15.4% decrease in our average retail-selling price stemming from lower fuel costs compared to the prior year period, offset by a 4.6% or 12.3 million gallon increase in fuel volumes. Gross profits decreased by 7.2% to $18.8 million in the first six months of 2002 compared to $20.3 million in the prior year period due to lower cents per gallon margin. On a comparable unit basis, fuel revenues fell 12.4% due to a 15.6% decrease in our average retail-selling price, offset by a 3.7% increase in fuel volumes compared to the prior year period. Gross profits decreased by 8.7% or $1.7 million in the first six months of 2002 compared to the prior year period. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of continued increases in freight shipments seen in the first six months of 2002.

         Non-Fuel (excluding restaurant). Revenues increased 4.3% to $83.1 million in the first six months of 2002 from $79.7 million in the first six months of 2001. The increase in non-fuel revenues is primarily due to a 5.6% or $4.1 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. Gross profits increased 6.3% to $44.8 million in the first six months of 2002 from $42.2 million in the first six months of 2001. On a comparable unit basis, non-fuel revenues increased 3.6% or $2.8 million compared to the prior year period and gross profits increased 5.7% or $2.4 million compared to the prior year period. We believe these increases are due to increases in customer traffic at our sites associated with continued increases in freight shipments seen in the first six months of 2002, in addition to inventory management improvements.

         Restaurant. Revenues increased 5.0% to $31.8 million in the first six months of 2002 compared to $30.2 million in the first six months of 2001, due to an increase of 6.3% in our average ticket. Gross profits in the restaurants improved by 6.1% or $1.3 million. On a comparable unit basis, restaurant revenues increased 4.6% or $1.4 million compared to the prior year period, while gross profits increased by 5.8% or $1.2 million. We believe these improvements are due to an increase in our average ticket compared to the prior year period.

         Costs and Expenses. Total costs and expenses decreased 8.8% to $425.5 million in the first six months of 2002 compared to $466.6 million in the first six months of 2001. Cost of sales decreased $39.6 million or 10.1% from the prior year period primarily due to lower fuel costs in the current year. Operating expenses decreased 0.3% or $178,000 to $57.2 million compared to the prior year period, despite increases in employee-related costs. On a comparable unit basis, total costs and expenses decreased 9.5% or $43.6 million compared to the prior year period. On a comparable unit basis, cost of sales decreased $42.2 million or 11.0% from the prior year period due to lower fuel costs partially offset by higher fuel volumes. On a comparable unit basis, operating expenses were consistent with the prior year period. General and administrative expenses decreased 10.7% to $8.6 million compared to $9.6 million in the prior year period primarily due to lower employee-related costs.

         Equity in Income (Loss) of Affiliate. We recognized $127,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to a $43,000 loss in the first six months of 2001, due to improved operating results at the facility.

         Interest Expense, net. Interest expense, net, decreased 13.9% or $1.7 million to $10.6 million in the first six months of 2002 compared to the prior year period, due primarily to the decrease in both our borrowings and interest rates in the current year.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Overview. During the second quarter of 2002, our improved performance compared to the prior year quarter reflected both a continued increase in customer traffic and our continuing emphasis on improving the efficiencies of our operations. Our net revenues fell due to reduced fuel revenues as a result of a decrease in our average retail-selling price, partially offset by an increase in our volume of fuel gallons sold. Our net revenues of $229.2 million decreased 4.0% in the second quarter of 2002 from $238.7 million in the second quarter of 2001. On a comparable unit basis, net revenues decreased by 4.7% to $222.6 million from $233.5 million in the prior year quarter, again due to a decrease in our average retail-selling price, also partially offset by an increase in our volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit as to a particular period in the current year if it was open during the same period of the prior year. Operating expenses decreased 0.5% to $29.1 million from $29.2 million in the prior year quarter. General and administrative expenses decreased 9.5% to $4.5 million compared to $5.0 million in the prior year quarter primarily due to lower employee-related costs.

         Fuel. Revenues decreased 6.8% to $168.9 million in the second quarter of 2002 compared to $181.1 million in the second quarter of 2001. Fuel revenues fell due to an 11.8% decrease in our average retail-selling price stemming from lower fuel costs compared to the prior year quarter, offset by a 5.7% or 7.4 million gallon increase in fuel volumes. Gross profits decreased by 4.9% to $10.1 million in the second quarter of 2002 compared to $10.6 million in the prior year quarter due to lower cents per gallon margin. On a comparable unit basis, fuel revenues fell 7.5% due to an 11.8% decrease in our average retail-selling price, offset by a 4.9% increase in fuel volumes compared to the prior year quarter. Gross profits decreased by 6.2% or $641,000 in the second quarter of 2002 compared to the prior year quarter. We believe the increase in volume is due to an increase in the demand for diesel fuel and a corresponding increase in related customer traffic at our sites as a result of continued increases in freight shipments seen in the second quarter of 2002.

         Non-Fuel (excluding restaurant). Revenues increased 5.6% to $44.1 million in the second quarter of 2002 from $41.8 million in the second quarter of 2001. The increase in non-fuel revenues is primarily due to a 7.1% or $2.7 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities. Gross profits increased 7.0% to $23.7 million in the second quarter of 2002 from $22.1 million in the second quarter of 2001. On a comparable unit basis, non-fuel revenues increased 5.0% or $2.0 million compared to the prior year quarter and gross profits increased 6.3% or $1.4 million compared to the prior year quarter. We believe these increases are due to increases in customer traffic at our sites associated with continued increases in freight shipments seen in the second quarter of 2002, in addition to inventory management improvements.

         Restaurant. Revenues increased 2.4% to $16.1 million in the second quarter of 2002 compared to $15.8 million in the second quarter of 2001, due to an increase of 6.0% in our average ticket. Gross profits in the restaurants improved by 3.5% or $394,000. On a comparable unit basis, restaurant revenues increased 2.1% or $326,000 compared to the prior year quarter, while gross profits increased by 3.3% or $363,000. We believe these improvements are due to increases in our average ticket compared to the prior year quarter.

         Costs and Expenses. Total costs and expenses decreased 5.1% to $221.3 million in the second quarter of 2002 compared to $233.2 million in the second quarter of 2001. Cost of sales decreased $10.9 million or 5.6% from the prior year quarter primarily due to lower fuel costs in the current year. Operating expenses decreased 0.5% or $152,000 to $29.1 million compared to the prior year quarter. On a comparable unit basis, total costs and expenses decreased 5.7% or $13.0 million compared to the prior year quarter. On a comparable unit basis, cost of sales decreased $12.0 million or 6.3% from the prior year quarter due to lower fuel costs partially offset by higher fuel volumes. On a comparable unit basis, operating expenses decreased 0.6% or $160,000 to $28.2 million compared to the prior year quarter. General and administrative expenses decreased 9.5% to $4.5 million compared to $5.0 million in the prior year quarter primarily due to lower employee-related costs.

         Equity in Income (Loss) of Affiliate. We recognized $101,000 of income related to our investment in the Wheeler Ridge facility in Southern California compared to $51,000 of income in the second quarter of 2001, due to improved operating results at the facility.

         Interest Expense, net. Interest expense, net, decreased 18.4% or $1.2 million to $5.3 million in the second quarter of 2002 compared to the prior year quarter, due primarily to the decrease in both our borrowings and interest rates in the current year.

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 no longer requires the gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 is required effective January 1, 2003. We have determined that upon adoption of SFAS No. 145, the amount shown as an extraordinary item in 1999 will be included as a component of loss before extraordinary item.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2001 Form 10-K.

         At June 30, 2002, we were party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. For the three-month interval ending June 30, 2002, the notional amount was $19.1 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the six months ended June 30, 2002, the effect of the swap was to increase the rate we were required to pay by 1.9%, which resulted in additional interest expense of approximately $179,000. As of June 30, 2002, the interest rate swap had a negative fair value of $325,000 which has been recorded in other liabilities and accumulated other comprehensive loss.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to various ordinary litigation incidental to our business for which estimates of losses have been accrued, when appropriate. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Incorporated herein by reference is a list of Exhibits contained in the
         Exhibit Index on page 17 of this Quarterly Report.

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

                               PETRO STOPPING CENTERS, L.P.
                                       (Registrant)

Date:  August 13, 2002         By: /s/ J.A. Cardwell, Sr.
                                   ---------------------------------------------
                                       J.A. Cardwell, Sr.
                                       Chairman and Chief Executive Officer
                                       (On behalf of the Registrant and as
                                       Registrant's Principal Executive Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT DESCRIPTION
-----------          -------------------

3.1(aa) Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2(aa) Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

10.24* Lease agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.25* Equipment lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

----------
(aa) Incorporated by reference to Petro Stopping Centers, L.P.'s Report on Form 8-K, filed on August 6, 1999.

*Filed herewith.