Form 10-Q
period 2003-09-30
PETRO STOPPING CENTERS L P
filed 2003-11-14
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$8,221	$18,239
Trade accounts receivable, net	2,594	2,101
Inventories, net	27,328	26,127
Other current assets	1,332	1,199
Due from affiliates	2,491	4,239

Total current assets	41,966	51,905

Property and equipment, net	212,131	204,546
Deferred debt issuance costs, net	5,979	4,687
Other assets	12,741	13,113

Total assets	$272,817	$274,251

Liabilities and Partners’ Capital and Comprehensive Loss
Current liabilities:
Current portion of long-term debt	$15,660	$16,641
Trade accounts payable	10,486	6,455
Accrued expenses and other liabilities	25,827	26,520
Due to affiliates	18,686	27,497

Total current liabilities	70,659	77,113

Asset retirement obligation (note 2)	—	477
Long-term debt, excluding current portion	175,384	162,539

Total liabilities	246,043	240,129

Partners’ capital (deficit) and comprehensive loss:
General partner	(232)	(214)
Limited partners’	27,462	34,463
Accumulated other comprehensive loss	(456)	(127)

Total partners’ capital and comprehensive loss	26,774	34,122

Total liabilities and partners’ capital and comprehensive loss	$272,817	$274,251

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenues:
Fuel (including motor fuel taxes)	$180,629	$204,782	$503,595	$607,885
Non-fuel	62,208	66,919	179,314	186,588

Total net revenues	242,837	271,701	682,909	794,473

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	170,593	193,544	474,733	576,556
Non-fuel	24,756	27,457	72,162	74,835
Operating expenses	31,131	34,102	91,032	98,333
General and administrative	3,905	4,018	11,788	11,499
Depreciation and amortization	3,904	3,887	12,365	11,539
Loss on disposition of fixed assets	—	3	—	12

Total costs and expenses	234,289	263,011	662,080	772,774

Operating income	8,548	8,690	20,829	21,699

Equity in income of affiliate	175	196	302	354
Interest income	16	16	46	46
Interest expense	(5,145)	(4,769)	(15,788)	(14,633)

Income before cumulative effect of a change in accounting principle	3,594	4,133	5,389	7,466

Cumulative effect of a change in accounting principle (note 2)	—	—	—	(397)

Net income	$3,594	$4,133	$5,389	$7,069

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2003

(in thousands)

	General Partner Deficit	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balances, December 31, 2002	$(232)	$27,462	$(456)	$26,774
Net income	18	7,051	—	7,069
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period			(38)	(38)
Less: reclassification adjustment for loss realized in net income			367	367

Net change in unrealized loss			329	329

Comprehensive income				7,398

Partners’ minimum tax distributions	—	(50)	—	(50)

Balances, September 30, 2003	$(214)	$34,463	$(127)	$34,122

See accompanying notes to unaudited consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$5,389	$7,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,365	11,539
Cumulative effect of a change in accounting principle	—	397
Deferred debt issuance cost amortization	1,291	1,365
Bad debt expense	161	129
Equity in income of affiliate	(302)	(354)
Loss on disposition of fixed assets	—	12
Other operating activities	—	34
Increase (decrease) from changes in:
Trade accounts receivable	(634)	364
Inventories	(2,604)	1,201
Other current assets	342	133
Due from affiliates	(1,307)	(1,748)
Due to affiliates	10,623	8,811
Trade accounts payable	(7,073)	(4,031)
Accrued expenses and other liabilities	(737)	876

Net cash provided by operating activities	17,514	25,797

Cash flows from investing activities:
Proceeds from disposition of fixed assets	—	22
Purchases of property and equipment	(3,001)	(3,910)
(Increase) decrease in other assets, net	(218)	96

Net cash used in investing activities	(3,219)	(3,792)

Cash flows from financing activities:
Repayments of bank debt	(23,000)	(23,000)
Proceeds from bank debt	25,500	23,000
Repayments of long-term debt	(11,192)	(11,937)
Partners’ minimum tax distributions	(23)	(50)

Net cash used in financing activities	(8,715)	(11,987)

Net increase in cash and cash equivalents	5,580	10,018
Cash and cash equivalents, beginning of period	9,691	8,221

Cash and cash equivalents, end of period	$15,271	$18,239

Supplemental cash flow information -
Interest paid during the period	$18,144	$16,778
Non-cash activities -
Outstanding principal amount on revolving credit facility converted to a term loan A	29,300	—
Net change in unrealized loss on cash flow hedging derivative	339	(329)

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

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2002 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2002 and September 30, 2003, the results of operations for the three and nine months ended September 30, 2002 and September 30, 2003, changes in partners’ capital (deficit) and comprehensive income for the nine months ended September 30, 2003, and cash flows for the nine months ended September 30, 2002 and September 30, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $61.0 million and $65.0 million for the three months ended September 30, 2002 and 2003, respectively, and $181.1 million and $186.9 million for the nine months ended September 30, 2002 and 2003, respectively.

(2) Significant Accounting Policies

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $477,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net income before cumulative effect of a change in accounting principle assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Actual	Pro forma	Actual	Pro forma
	(in thousands)		(in thousands)
Income before cumulative effect of a change in accounting principle	$3,594	$3,581	$5,389	$5,348
Net income	$3,594	$3,581	$5,389	$5,348

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001 and 2002, the pro forma asset retirement liability would have been $385,000 and $443,000, respectively.

A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2003 is as follows:

Nine Months Ended September 30, 2003
(in thousands)
January 1, 2003	$443
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	34

September 30, 2003	$477

Partnership Interests Option Plan

The Company has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2002 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the nine months ended September 30, 2002 and 2003.

Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net income for the three and nine months ended September 30, 2002, and 2003 (no options were granted during the nine months ended September 30, 2002 or 2003) would have been recorded in the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)
Net income – as reported	$3,594	$4,133	$5,389	$7,069
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(13)	(5)	(41)	(17)

Net income – pro forma	$3,581	$4,128	$5,348	$7,052

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) Segments

The Company has two reportable operating segments: company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. The Company’s facilities, which are known as “Petro Stopping Centers®,” offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores primarily to professional truck drivers and other highway motorists. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2002 and 2003, the revenues generated from the company-operated truck stops were $241.4 million and $270.2 million, respectively, and $679.2 million and $790.5 million for the nine months ended September 30, 2002 and 2003, respectively.

As of September 30, 2003, the Company is a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended September 30, 2002 and 2003, the revenues generated from the Company’s franchise operations were $1.4 million and $1.5 million, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2002 and 2003, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(4) Related-Party Transactions

The Company’s related-party transactions are described in Note 8 in Notes to Consolidated Financial Statements included in the Company’s 2002 Form 10-K. Management believes that its transactions with related-parties are on terms comparable to those that could have been obtained in arms-length transactions.

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes and services video and other games to the company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently provides that at 31 of the company-operated Petro Stopping Centers, the Company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and at the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

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

Concurrent with the Company’s 1999 Recapitalization, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

indemnify the Company and Holdings, and the general and limited partners thereof, for a definitive amount of debt arising out of the 1999 Recapitalization. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 1999 Recapitalization under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Company and Holdings, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 1999 Recapitalization until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

(5) Guarantees

The Company guaranteed a portion of the debt of its joint venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of September 30, 2003, the maximum potential amount of future payments related to the guarantee was $356,000.

Additionally, the Company guaranteed a portion of the debt of Petro Travel Plaza LLC under a Continuing Guaranty dated as of May 12, 2003. Any payment by the Guarantor with respect to the debt shall not reduce Guarantor’s maximum obligation. As of September 30, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

(6) Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No.150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. Adoption of SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. On July 1, 2003, the Company adopted this statement, however it had no significant impact on the Company’s financial position or results of operations.

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

Reporting Format

We have two reportable operating segments: company-operated truck stops and franchise operations.

We operate 37 multi-service truck stops in the United States. Our facilities, which are known as “Petro Stopping Centers®,” generally are built on fifteen to thirty acres of land situated at a convenient location with easy interstate highway access. They can each generally accommodate 200 to 300 trucks and 100 to 175 cars or recreational vehicles in spacious, well-lit, and fenced parking lots, which are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, our home-style Iron Skillet® restaurants, truck preventive maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, we provide amenities such as telephone, fax, photocopying, internet access, other communication services, and postal services. Most Petro Stopping Centers also offer certified truck weighing scales, truck washes, laundry facilities, private showers, video games, television and/or movie rooms, and barbershops. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2002 and 2003, the revenues generated from our company-operated truck stops were $241.4 million and $270.2 million, respectively, and $679.2 million and $790.5 million for the nine months ended September 30, 2002 and 2003, respectively.

We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 32% of the multi-service truck stops are operated by five national chains, of which we are one.

As of September 30, 2003, we are a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended September 30, 2002 and 2003, the revenues generated from our franchise operations were $1.4 million and $1.5 million, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2002 and 2003, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table sets forth our total consolidated revenues by major source:

SUMMARY OF SOURCES OF REVENUES

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2003		2002		2003
	(dollars in thousands)				(dollars in thousands)
Fuel	$180,629	74.4%	$204,782	75.4%	$503,595	73.7%	$607,885	76.5%
Non-Fuel (excluding restaurant)	45,457	18.7%	48,579	17.9%	130,539	19.2%	135,811	17.1%
Restaurant	16,751	6.9%	18,340	6.7%	48,775	7.1%	50,777	6.4%

Total Net Revenues	$242,837	100.0%	$271,701	100.0%	$682,909	100.0%	$794,473	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $61.0 million and $65.0 million for the three months ended September 30, 2002 and 2003, respectively, and $181.1 million and $186.9 million for the nine months ended September 30, 2002 and 2003, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $477,000 has been recorded as a liability. The implementation of this standard resulted in a one time cumulative effect of a change in accounting principle of $397,000.

Pro forma effects on net income before cumulative effect of a change in accounting principle assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Actual	Pro forma	Actual	Pro forma
	(in thousands)		(in thousands)
Income before cumulative effect of a change in accounting principle	$3,594	$3,581	$5,389	$5,348
Net income	$3,594	$3,581	$5,389	$5,348

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

Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, ExxonMobil will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline is available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement. Under these agreements, ExxonMobil may extend us trade credit on such terms and conditions as it may determine. Such trade credit was approximately $26.7 million at September 30, 2003. Mobil Long Haul, Inc., an affiliate of ExxonMobil, is one of Holdings limited partners and owns a portion of Holdings mandatorily redeemable preferred partnership interests.

Under an existing agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes and services video and other games to our company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently provides that at 31 of our company-operated Petro Stopping Centers, we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and at the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games.

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

Concurrent with our 1999 Recapitalization, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify us and Holdings, and the general and limited partners thereof, for a definitive amount of debt arising out of the 1999 Recapitalization. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 1999 Recapitalization under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve us and Holdings, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 1999 Recapitalization until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 1999:

	As of September 30,
	1999	2000	2001	2002	2003
Company-operated	29	33	35	36	37
Franchise operation	22	23	19	21	23

Total Petro Stopping Centers	51	56	54	57	60

The following table sets forth information on existing Petro Stopping Centers opened from September 30, 1999 through September 30, 2003, all but three of which are full-sized facilities.

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

As described in our prior filings, one of our franchisees, which operates three franchise locations, has entered into a purchase and sale agreement. This transaction, with an unrelated entity, was consummated in October 2003. The franchisee and the franchise rights remain unchanged.

Liquidity and Capital Resources

At September 30, 2003, our principal sources of liquidity were:

•	$16.4 million in available borrowing capacity under the revolving credit portion of our senior credit facility; and

•

Cash flows from operations of $25.8 million for the nine months ended September 30, 2003. The increase in cash flows from operations, compared to $17.5 million for the nine months ended September 30, 2002, was primarily due to fluctuations in the timing of payments for fuel to Mobil

Diesel Supply Corporation, a wholly owned subsidiary of ExxonMobil, a decrease in inventories, and higher operating income, offset by variations in the timing of payments for trade accounts payable.

At September 30, 2003, our senior credit facility consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, and maturity dates of June 30, 2004 and July 23, 2006, respectively. At September 30, 2003, we had $9.6 million and $34.9 million outstanding under the term loans A and B, respectively. Any funds drawn on our senior credit facility are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries.

Under the term loan A, we made our first of eight scheduled quarterly principal payments of $3.7 million in September 2002. In December 2002, an optional payment was made on the term loan A, which reduced the required quarterly principal payments to $3.5 million. In addition to the scheduled quarterly principal payments, we made an annual required excess cash flow related principal payment on the term loan A, of approximately $241,000 on April 15, 2003, based on excess cash flow as defined in our senior credit facility. This required excess cash flow payment reduces scheduled principal payments at the end of the term.

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

Under the revolving credit portion of our senior credit facility, $25.0 million is available on a revolving basis until maturity at July 23, 2004. Interest on drawn funds is paid quarterly at a current spread of 1.5% above the bank’s base rate or 3.0% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.5% of undrawn funds are paid quarterly. At September 30, 2003, we had no borrowings outstanding under this portion of our senior credit facility and had $8.6 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our senior credit facility on a dollar for dollar basis. Approximately $7.2 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage. As these letters of credit have traditionally had twelve month terms and will expire in June 2004, we will need to make alternative letters of credit or other arrangements at that time in light of the July 2004 maturity of this portion of our senior credit facility. We are in compliance with all financial covenants under our senior credit facility.

The following is a summary of our contractual cash obligations as of September 30, 2003:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including unamortized discounts)	$179,511	$16,641	$27,870	$135,000	$—
Operating leases	42,598	4,572	11,857	3,280	22,889

Total	$222,109	$21,213	$39,727	$138,280	$22,889

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional discussion.

We guaranteed a portion of the debt of our joint venture, Petro Travel Plaza LLC, under a Repayment Guaranty dated as of June 4, 1999 and last modified on November 25, 2002. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of September 30, 2003, the maximum potential amount of future payments related to the guarantee was $356,000.

Additionally, we guaranteed a portion of the debt of Petro Travel Plaza LLC under a Continuing Guaranty dated as of May 12, 2003. Any payment by us with respect to the debt shall not reduce our maximum obligation. As of September 30, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

We had negative working capital of $28.7 million and $25.2 million at December 31, 2002 and September 30, 2003, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for such fuel purchases can generally be made over a longer period of time. Approximately 90.1% of our sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Capital expenditures on our truck stop network totaled $3.9 million for the nine months ended September 30, 2003. We currently expect to invest approximately $2.0 million during the remainder of 2003 on capital expenditures related to regular capital maintenance and improvement projects. These capital outlays will be funded through borrowings under our senior credit facility and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2003, we paid approximately $5.4 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2003, aggregated provisions amounted to approximately $6.5 million. At September 30, 2003, the aggregated accrual amounted to approximately $7.9 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior credit facility, will be sufficient to satisfy our cash requirements for operations and debt service through 2004, assuming we will be able to make the alternative letters of credit or other arrangements discussed above in connection with our insurance coverage. As it would be beneficial to have these arrangements in place in connection with the July 2004 maturity of our senior credit facility, we are exploring alternative arrangements to address that situation and our longer term liquidity needs. Holdings currently has outstanding an exchange offer with respect to its 15.0% senior discount notes due 2008 which would be part of a proposed future refinancing involving the replacement of our senior credit facility and the issuance of additional debt by us in replacement of certain outstanding obligations. Although we expect to be able to make the letter of credit or other arrangements described above, our ability to make them, satisfy our other obligations, maintain covenant compliance under our senior credit facility, and to complete the proposed refinancing is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Overview. Net income increased compared to the prior year period mainly due to our continued focus on improving efficiencies in our operations, the addition of our new sites, and lower depreciation and interest expense. Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $794.5 million increased 16.3% in the first nine months of 2003 from $682.9 million in the first nine months of 2002. On a comparable unit basis, net revenues increased by 10.9% to $755.3 million from $681.3 million in the prior year period, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During the period we operated with 34 company-operated comparable units out of a total of 36 company-operated units at September 30, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 8.0% to $98.3 million from $91.0 million in the prior year period due primarily to the addition of our new sites.

Fuel. Revenues increased 20.7% to $607.9 million in the first nine months of 2003 compared to $503.6 million in the first nine months of 2002. Fuel revenues increased due to a 17.6% increase in our average retail-selling price per gallon compared to the prior year period, as well as the addition of our new sites. Gross profit increased by 8.6% to $31.3 million in the first nine months of 2003 compared to $28.9 million in the first nine months of 2002. On a comparable unit basis, fuel revenues increased 14.6% due to a 17.2% increase in our average retail-selling price per gallon, partially offset by a decrease of 2.2% in fuel volumes compared to the prior year period. On a comparable unit basis, gross profit increased by 1.0% or $274,000 in the first nine months of 2003 compared to the prior year period.

Non-Fuel (excluding restaurant). Revenues increased 4.0% to $135.8 million in the first nine months of 2003 from $130.5 million in the first nine months of 2002. Gross profit increased 5.3% to $76.1 million in the first nine months of 2003 from $72.3 million in the prior year period. The increases in non-fuel revenues and gross profit were primarily due to a 4.4% or $5.3 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities due primarily to the addition of our new sites. On a comparable unit basis, non-fuel revenues increased 1.2% or $1.6 million compared to the prior year period and gross profit increased 2.5% or $1.8 million compared to the prior year period.

Restaurant. Revenues increased 4.1% to $50.8 million in the first nine months of 2003 compared to $48.8 million in the first nine months of 2002, due to the addition of our new sites. Gross profit in the restaurants improved by 2.1% or $734,000. On a comparable unit basis, restaurant revenues decreased by 1.5% and gross profits decreased by 3.3% from the prior year period due to decreased customer traffic, while the average ticket price remained substantially the same as the prior year period.

Costs and Expenses. Total costs and expenses increased 16.7% to $772.8 million in the first nine months of 2003 compared to $662.1 million in the first nine months of 2002. Cost of sales increased $104.5 million or 19.1% from the prior year period primarily due to a 18.4% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 8.0% or $7.3 million to $98.3 million compared to the prior year period primarily due to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 11.2% or $73.8 million compared to the prior year period. On a comparable unit basis, cost of sales increased $73.1 million or 13.4% from the prior year period primarily due to a 18.0% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 2.1% or $1.9 million to $92.6 million compared to the prior year period primarily due to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel costs. General and administrative expenses decreased 2.4% to $11.5 million compared to $11.8 million in the prior year period primarily due to a decrease in professional services expenses.

Equity in Income of Affiliate. We recognized income of $354,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $302,000 of income in the first nine months of 2002.

Interest Expense. Interest expense decreased 7.3% or $1.2 million to $14.6 million compared to the first nine months of 2002, due primarily to the decrease in both our borrowings and interest rates in the current year.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Overview. Net income increased compared to the prior year quarter due to our continued focus on improving efficiencies in our operations and also to lower depreciation and interest costs. Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $271.7 million increased 11.9% from $242.8 million in the prior year quarter. On a comparable unit basis, net revenues increased by 6.7% to $257.4 million from $241.2 million in the prior year quarter, due to the increase in our average retail-selling price of fuel. A Petro Stopping Center is considered a comparable unit in the current year if it was open twelve months in the prior year. During the quarter we operated with 34 company-operated comparable units out of a total of 36 company-operated units at September 30, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 9.5% to $34.1 million from $31.1 million in the prior year quarter due primarily to the addition of our new sites.

Fuel. Revenues increased 13.4% to $204.8 million compared to $180.6 million in the prior year quarter. Fuel revenues increased due to a 7.6% increase in our average retail-selling price per gallon compared to the prior year quarter, as well as the addition of our new sites. Gross profit increased by 12.0% to $11.2 million compared to $10.0 million in the prior year quarter. On a comparable unit basis, fuel revenues increased 7.7% due to a 7.1% increase in our average retail-selling price per gallon and an increase of 0.6% in fuel volumes compared to the prior year quarter. On a comparable unit basis, gross profit increased by 5.9% or $584,000 compared to the prior year quarter.

Non-Fuel (excluding restaurant). Revenues increased 6.9% to $48.6 million from $45.5 million in the prior year quarter. Gross profit increased 6.2% to $27.0 million from $25.5 million in the prior year quarter. The increases in non-fuel revenues and gross profit were primarily due to a 7.3% or $3.1 million increase in general merchandise sales at our retail stores and increased sales at our lube facilities due primarily to the addition of our new sites. On a comparable unit basis, non-fuel revenues increased 3.8% or $1.7 million compared to the prior year quarter and gross profit increased 3.3% or $850,000 compared to the prior year quarter.

Restaurant. Revenues increased 9.5% to $18.3 million compared to $16.8 million in the prior year quarter, due to the addition of our new sites. Gross profit in the restaurants improved by 3.6% or $427,000. On a comparable unit basis, restaurant revenues increased by 4.2% from the prior year quarter due to increased customer traffic and an increase in the average ticket price to the prior year quarter. On a comparable unit basis, gross profits decreased by 1.1% from the prior year quarter due to increased food expenses.

Costs and Expenses. Total costs and expenses increased 12.3% to $263.0 million compared to $234.3 million in the prior year quarter. Cost of sales increased $25.7 million or 13.1% from the prior year quarter primarily due to a 7.6% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 9.5% to $34.1 million from $31.1 million in the prior year quarter due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 7.0% or $16.3 million compared to the prior year quarter. On a comparable unit basis, cost of sales increased $14.9 million or 7.7% from the prior year quarter due to a 7.2% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 4.1% or $1.3 million to $32.1 million compared to the prior year quarter primarily due to higher employee-related costs, an increase in marketing expenses, and higher credit card fees associated with the increased fuel costs. General and administrative expenses increased 2.9% to $4.0 million compared to $3.9 million in the prior year quarter primarily due to higher employee-related costs.

Equity in Income of Affiliate. We recognized income of $196,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $175,000 of income in the prior year quarter.

Interest Expense. Interest expense decreased 7.3% or $376,000 to $4.8 million compared to the prior year quarter, due primarily to the decrease in both our borrowings and interest rates in the current year.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No.150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. Adoption of SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. On July 1, 2003, we adopted this statement, however it had no significant impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2002 Form 10-K.

At September 30, 2003, we were party to an interest rate swap agreement which is a cash flow hedge and qualifies for the shortcut method under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under this agreement, we pay a fixed rate of 3.86% in exchange for a floating rate based on LIBOR on the notional amount as determined in three-month intervals. For the three-month interval ending September 30, 2003, the notional amount was $18.5 million. The transaction effectively changes a portion of our interest rate exposure from a floating rate to a fixed rate basis. For the nine months ended September 30, 2003, the effect of the swap was to increase the rate we were required to pay by 2.6%, which resulted in additional interest expense of approximately $367,000. As of September 30, 2003, the interest rate swap had a negative fair value of approximately $127,000 which has been recorded in other liabilities and accumulated other comprehensive loss. As the swap matures on December 31, 2003, we expect the $127,000 negative fair value will be reclassified into net earnings (loss) during the remainder of the year ended December 31, 2003.

Item 4.	Controls and Procedures

As of September 30, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

The Registrant filed no report on Form 8-K during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P. (Registrant)

Date: November 13, 2003	By:	/s/ J.A. CARDWELL, SR.
J.A. Cardwell, Sr. Chairman and Chief Executive Officer (On behalf of the Registrant and as Registrant’s Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (aa)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (aa)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a)

(aa)	Incorporated by reference to Petro Stopping Centers, L.P.’s Report on Form 8-K, filed on August 6, 1999.

*	Filed herewith