Form 10-K
period 2003-12-31
PETRO STOPPING CENTERS L P
filed 2004-03-26
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Forward Looking Statements

Certain sections of this Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. In addition to the factors described in this 10-K, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

Petro Stopping Centers

In April 1992, we were formed as a Delaware limited partnership. We are a leading owner and operator of large, multi-service truck stops. Since we opened our first Petro Stopping Center in 1975, our nationwide network has grown to 60 facilities located in 30 states. Our facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. We believe our competitive advantage is largely attributable to our premier reputation for offering the “quality difference” – which we believe to be a high level of customer service, and the delivery of quality products in a consistently clean and friendly environment. According to surveys by The Trucker, professional truck drivers have consistently rated us “The Best Truck Stop” and “The Best Restaurant”. Of our 60 Petro Stopping Centers, 23 are operated by franchisees, which are required to meet our high standards of quality and service.

Of our 37 company-operated Petro Stopping Centers, 32 are full-size locations and five are Petro:2 units, which provide the same basic fuel and non-fuel services as a full-size Petro Stopping Center, but on a smaller scale and with fewer amenities. We use the Petro:2 format when a desirable location does not offer enough acreage or the traffic flow does not warrant a full-service site. All of our company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California facility which is jointly-owned with Tejon Development Corporation. Of our 23 franchised facilities, 19 are full-service locations and four are Petro:2 units.

Our full-size Petro Stopping Centers are built on an average of 27 acres with separate entrances and parking areas for trucks and automobiles. Our full-size facilities can accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for drivers, their trucks, and their freight.

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional truck drivers and typically consists of 12 to 14 fueling lanes that feature computer-driven, high-speed dispensers. Pursuant to our strategic alliance with Exxon Mobil Corporation (“ExxonMobil”), we sell Mobil branded diesel fuel at all but eight of our company-operated Petro Stopping Centers, see Item 13, “Certain Relationships and Related Transactions”. In addition, gasoline and auto diesel fuel are sold from a separate auto fuel island at 35 of our 37 company-operated locations. Auto fuel islands are typically equipped with four to six fuel dispensers and are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at our locations.

Maintenance Services and Retail (Non-Fuel excluding Restaurant)

We offer a variety of truck maintenance and retail services to accommodate the unique needs of professional truck drivers during their extended time on the road. Our Petro:Lube facilities provide “while-you-wait” maintenance service for trucks, such as oil, filter, and lubrication services, tire sales and service, as well as over-the-road break down repairs. Each Petro:Lube sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Bridgestone, Michelin, Yokohama, and Firestone tires. Petro:Lubes primarily feature Mobil’s Delvac brand lubricants as part of our marketing strategy with ExxonMobil, see Item 13, “Certain Relationships and Related Transactions”. Each Petro:Lube honors certain manufacturers’ warranties and our warranties for work performed at any Petro:Lube throughout the country. According to a survey by Overdrive Magazine, 55% of truck drivers have rated our truck repair services as either “excellent” or “very good” compared to 37% for our nearest competitor. Our travel and convenience stores offer an array of merchandise including food items, clothing, electronics, toiletries, and truck accessories. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We also lease retail space at our Petro Stopping Centers to independent merchants.

To attract the business of drivers seeking a quick refueling stop, each diesel fuel island includes a “mini-mart” offering an array of deli take-out food, snack foods, beverages, toiletries, and a basic selection of trucker accessories and supplies. In addition, other services including certified scales, check cashing, permit services, faxing, and copying are available at the fuel islands. These facilities enable the driver seeking a quick refueling stop to purchase consumables and services while refueling.

Each full-size Petro Stopping Center also includes a “Travel Store,” located in the main facility. Travel Stores feature merchandise specifically selected to cater to a professional truck driver’s shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios, as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. A Travel Store typically carries more than 7,500 SKUs and averages 2,600 square feet of selling space.

Full-size Petro Stopping Centers have an average of 16 private shower facilities. The showers are fully tiled for easy maintenance and are professionally cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker operations. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to our affiliate, Petro Truckstops, Inc., which operates the video poker offering.

Currently we have introduced nationally branded fast food concepts at twelve of our company-operated locations, including two Wendy’s, two Blimpie Subs & Salads, two Baskin-Robbins, three Tastee Freeze, four Noble Roman’s, and seven Pizza Hut Express units under franchise agreements. In addition, we have introduced our own branded deli program known as “The Filling Station”, and are selling such deli offerings at 15 company-operated Petro Stopping Centers.

Restaurant

Each full-size Petro Stopping Center includes our Iron Skillet restaurant. According to surveys by The Trucker, the Iron Skillet was rated the number one truck stop restaurant chain. These home-style, sit down restaurants typically seat approximately 180 customers and feature counter and table service, a soup and salad bar, and three “All-You-Can-Eat” buffets per day. The Iron Skillet prides itself on “home cooked” items prepared fresh at each location. We believe that given the significant amount of time spent on the road, professional truck drivers favor sit-down meals over fast food. According to a survey by Overdrive Magazine, 64% of truck drivers rated our restaurants “excellent” or “very good” compared to 44% for our nearest competitor. Iron Skillet restaurants are open 24 hours per day, 365 days per year and have “drivers only” sections, which are preferred by professional truck drivers who wish to socialize with other drivers. In addition to public telephones and computer dataports, which are available in the dining area for customer convenience, Wi-Fi access is currently being installed throughout our network.

Refinancing Transactions

On February 9, 2004, we completed a series of transactions (the “Refinancing Transactions”) in which we refinanced substantially all of our existing indebtedness and the indebtedness of our parent, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”). The components of the Refinancing Transactions consist of:

•	The issuance of $225.0 million of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase or redemption of all of our 10 1/2% senior notes due 2007 (“10 1/2% Notes”);

•	Entering into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants, by the Holding Partnership, issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of our outstanding trade credit balance with ExxonMobil.

Competition

The United States truck stop industry is highly competitive and fragmented. We experience competition primarily on two fronts: limited service “pumper” truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional drivers and the public a wider range of products and services. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 30% of the truck stops are operated by five national chains, of which we are one. It has been reported that the same five national chains accounted for approximately 83% of all diesel fuel gallons sold over-the-road.

Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners’ focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. Industry studies indicate that approximately 61% of stops made by professional truck drivers are for reasons other than the purchase of fuel. Professional truck drivers rate meals, parking, and cleanliness as key factors in determining which truck stop they use. As a result, we believe that our industry leading average site size, user-friendly facility design, and our broad offering of non-fuel products, services, and amenities will continue to attract the professional truck driver and should continue to sustain our competitive advantage in spite of fuel pricing competition.

Regulators, concerned with the number of fatigue related accidents, limit the number of hours a professional truck driver is permitted to drive. New hours of service regulations, in effect since January 4, 2004, increased the mandatory rest periods professional truck drivers are required to take. We believe these new regulations will increase the time that professional truck drivers spend in multi-service travel centers, thereby increasing demand for higher margin merchandise and services. This factor, together with a high driver turnover rate, may also result in trucking fleets being more inclined to promote and encourage their drivers to use full-service truck stop chains, such as Petro, as a method of improving their driver retention.

Fuel and Lubricant Suppliers

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, ExxonMobil and Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil (collectively, the “ExxonMobil Suppliers”) will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement. See Item 13, “Certain Relationships and Related Transactions”.

Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Corporation and Exxon Corporation, ExxonMobil is unable to directly sell Mobil branded fuel products in certain markets. There are two company-operated Petro Stopping Centers located in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on the volumes or results of operations of these two Petro Stopping Center locations.

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2003, we purchased 94.3% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 74.2% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under these agreements for the year ended December 31, 2003 totaled $766.0 million.

Trademarks and Service Marks

We are the owner in the United States of various registered trademarks and service marks, including Petro Stopping Centers, Petro:Lube, Iron Skillet, and Petro:2. We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services. We also have several applications to register trademarks and service marks currently pending in the United States Patent and Trademark office.

Governmental Regulation

Environmental Regulation

Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of our business, we use underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We have incurred approximately $421,000 in remediation costs as of December 31, 2003 related to Corning, California of which $300,000 is accrued at year-end. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial position or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

Our ownership of the properties and the operation of our business may subject us to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in our property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2001, 2002, and 2003 our total expenditures for environmental matters were approximately $128,000, $332,000, and $180,000, respectively. See Note 2 of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

We carry pollution legal liability insurance and UST insurance to cover likely and reasonably anticipated potential environmental liability associated with our business. While we believe that this coverage is sufficient to protect us against likely environmental risks, we cannot make assurances that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our business, assets, or results of operations.

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

As a franchisor, we also operate under federal and state regulation. Federal regulations require that we provide each prospective franchisee with a disclosure document that provides information regarding our company and the relevant provisions of the franchise agreement and other ancillary contracts. In addition, some state regulations require that the franchisor be registered or be exempt from the applicable registration requirements. Federal and state franchising laws prohibit “deceptive trade practices” and, in some cases, impose fairness and “anti-discrimination” standards.

In addition to the franchise regulations described above, our operations are conducted under the federal Petroleum Marketing Practices Act, which prohibits a franchisor engaged in the sale, consignment, or distribution of refiner-branded motor fuels from terminating or failing to renew a “franchise” or “franchise relationship,” except on specified grounds and only after compliance with the statute’s notification provisions.

Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet federal requirements related to access and use by disabled persons. While we believe our facilities are in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages, however, we do not believe that the imposition of such fines or damage awards, if any, would have a material adverse effect on us.

State and local authorities oversee our video poker offerings. In order to satisfy state law requirements, we leased the Shreveport, Louisiana fuel island operation to Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., our Chief Operating Officer, in February 2000, which operates the video poker offering. Accordingly, Petro Truckstops, Inc. is now subject to such state and local regulations.

We believe that all of our Petro Stopping Centers are in compliance in all material respects with applicable laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

As of December 31, 2003, we had a total of 4,309 employees, of which 4,018 were full-time and 291 were part-time. At that date, 397 of our employees were salaried and performed executive, management, or administrative functions and the remaining 3,912 employees were hourly employees. Approximately 97.0% of our employees worked at our Petro Stopping Centers.

We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 2. Properties

The following table sets forth the location, date opened, size, square footage of main building, type of facility, and ownership for each of our 60 Petro Stopping Centers:

Location (1)	Date Opened	Acres of Land (excluding excess land)	Operating Square Feet of Main Building	Type of Facility	Owned, Leased, or Franchised
Company-operated Locations
El Paso, Texas	April 1975	31	20,000	Full-size	Owned
Weatherford, Texas	September 1977	25	21,000	Full-size	Owned
Beaumont, Texas	May 1981	20	13,500	Full-size	Owned
San Antonio, Texas	September 1982	21	13,200	Full-size	Owned
Eloy/Casa Grande, Arizona	June 1984	23	12,300	Full-size	Owned
Corning, California	May 1985	18	12,300	Full-size	Owned
Amarillo, Texas	June 1985	20	17,300	Full-size	Owned
Shreveport, Louisiana	November 1985	18	13,800	Full-size	Owned
Hammond, Louisiana	January 1986	16	12,300	Full-size	Leased
West Memphis, Arkansas	August 1986	24	15,700	Full-size	Leased
Milan, New Mexico	November 1986	23	13,800	Full-size	Owned
Knoxville, Tennessee	March 1987	25	13,800	Full-size	Owned
Kingman, Arizona	December 1987	38	18,200	Full-size	Owned
Oklahoma City, Oklahoma	May 1988	30	14,600	Full-size	Owned
Stony Ridge, Ohio	August 1988	33	20,000	Full-size	Owned

(Continued)	Date Opened	Acres of Land (excluding excess land)	Operating Square Feet of Main Building	Type of Facility	Owned, Leased, or Franchised
Kingdom City, Missouri	February 1989	25	20,500	Full-size	Owned
Bucksville, Alabama	February 1990	48	14,400	Full-size	Owned
Girard/Youngstown, Ohio	May 1990	29	20,000	Full-size	Owned
Vinton, Texas	January 1991	8	4,800	Petro:2	Owned
Effingham, Illinois	March 1991	30	20,000	Full-size	Leased
Kingston Springs, Tennessee	September 1991	9	6,900	Petro:2	Owned
Shorter, Alabama	September 1991	9	12,700	Petro:2	Owned
Atlanta, Georgia	March 1992	64	21,500	Full-size	Owned
Laramie, Wyoming	October 1993	35	15,500	Full-size	Owned
Medford, Oregon	January 1995	15	11,500	Full-size	Owned
Ocala, Florida	June 1995	37	20,500	Full-size	Owned
North Baltimore, Ohio	August 1997	17	29,000	Full-size	Leased
North Little Rock, Arkansas	September 1997	17	21,130	Full-size	Owned
Wheeler Ridge, California	June 1999	51	27,900	Full-size	Owned (JV)
Jackson, Mississippi	November 1999	17	23,100	Full-size	Leased
Mebane, North Carolina	April 2000	30	24,000	Full-size	Owned
Glendale, Kentucky	June 2000	25	24,000	Full-size	Owned
Carlisle, Pennsylvania	September 2000	34	24,500	Full-size	Owned
Los Baños, California	November 2000	14	15,282	Petro:2	Leased
North Las Vegas, Nevada	January 2001	22	21,401	Full-size	Owned
Angola, Indiana	August 2002	18	25,000	Petro:2	Leased
Sparks, Nevada	December 2002	25	24,896	Full-size	Leased
Franchised Locations
Elkton, Maryland	September 1985	24	18,500	Full-size	Franchised
Portage, Wisconsin	September 1986	35	20,500	Full-size	Franchised
Joplin, Missouri	October 1987	46	33,500	Full-size	Franchised
Ruther Glen, Virginia	March 1988	26	19,500	Full-size	Franchised
New Paris, Ohio	October 1989	27	21,000	Full-size	Franchised
Salina, Kansas	February 1990	12	14,000	Petro:2	Franchised
Florence, South Carolina	February 1991	30	18,200	Full-size	Franchised
Rochelle, Illinois	April 1992	29	30,000	Full-size	Franchised
Fargo, North Dakota	November 1994	25	23,300	Full-size	Franchised
Carnesville, Georgia	January 1995	37	18,600	Full-size	Franchised
Bordentown, New Jersey	January 1996	40	20,000	Full-size	Franchised
York, Nebraska	December 1996	31	16,400	Full-size	Franchised
Scranton, Pennsylvania	May 1997	32	34,000	Full-size	Franchised
Claysville, Pennsylvania	November 1997	14	13,000	Petro:2	Franchised
Breezewood, Pennsylvania	February 1998	22	16,000	Petro:2	Franchised
Milton, Pennsylvania	March 1998	30	20,700	Full-size	Franchised
Monee, Illinois	April 1998	15	13,000	Full-size	Franchised
Racine, Wisconsin	December 1999	14	20,000	Full-size	Franchised
Oak Grove, Missouri	April 2001	26	32,500	Full-size	Franchised
Glade Spring, Virginia	October 2001	21	12,000	Full-size	Franchised
Greensburg, Indiana	June 2002	10	13,500	Full-size	Franchised
Gaston, Indiana	October 2002	18	14,500	Full-size	Franchised
Morton’s Gap, Kentucky	October 2002	14	15,049	Petro:2	Franchised

(1)	Excludes company-operated stand alone Petro:Lube site in Franklin, Kentucky.

Our corporate headquarters are located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., our Chairman, Chief Executive Officer, and President. We rent the entire building under an amended lease agreement expiring on December 31, 2013. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, “Certain Relationships and Related Transactions”.

We own the underlying land and all facilities at 28 of our 37 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own the facility and lease the land at the Hammond, Louisiana (lease, which has a purchase option, to expire September 30, 2004) and Jackson, Mississippi sites, and lease in their entirety the Effingham, Illinois; North Baltimore, Ohio; Los Baños, California; Angola, Indiana; and Sparks, Nevada sites. The Petro Stopping Center located in North Baltimore, Ohio is leased from an entity wholly owned by James A. Cardwell, Jr., our Chief Operating Officer, which purchased the facility from our previous lessor in January 2002. See Item 13, “Certain Relationships and Related Transactions”.

We own real property that is suitable for the construction of new Petro Stopping Centers in Cordele, Georgia; Hermiston, Oregon; Green River, Wyoming; and Marianna, Florida. At December 31, 2003, we had no new Petro Stopping Centers under construction.

We own land held for sale which consists of several parcels of undeveloped land considered by management as excess and no longer necessary for our operations. In March of 2004, we sold all of our undeveloped land in knowlton Township, New Jersey for a sales price of $1.1 million at a loss of $908,000.

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

The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee, and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2003, our revenues from our franchise locations totaled $5.3 million. In addition, franchisees contributed $557,000 to the advertising programs.

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

In the event that the franchisee wishes to accept an offer from a third-party to purchase its facility upon termination or expiration of the franchise agreement, the franchise agreement grants us a right of first refusal to purchase the facility, at the price offered by the third-party. Similarly, in all cases, we have the right to purchase the facility for fair market value, as determined by the parties or an independent appraiser, upon termination or expiration of the franchise agreement.

All franchise agreements, except one, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

As of December 31, 2003, current terms of our franchise agreements will expire as follows:

Year	Number of Franchise Agreements Expiring
2006	2
2007	2
2008	1
2009	5
2010	3
2011	2
2012	6
2013	2

One franchisee operates four locations, one operates three locations, four operate two locations, and eight operate one location each. None of the franchisees are affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, “Certain Relationships and Related Transactions”.

The former franchise operations located in Lake Station and Lowell, Indiana; Benton Harbor, Michigan; and Fort Chiswell, Virginia, all of which were owned by a single franchisee (and its affiliates), were sold and ceased operations as Petro Stopping Centers in August 2001. We received a $5.0 million payment in September 2001 in connection with the early termination of those franchise agreements.

A new franchise operation located in Waterloo, New York is scheduled to open in the second half of 2004.

Agreement with Tejon

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability corporation, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Wheeler Ridge, California which began operations in June 1999. See Item 13, “Certain Relationships and Related Transactions”.

Item 3. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of our general and limited partnership interests are owned by the Holding Partnership, Petro, Inc. (an affiliate of J.A. Cardwell, Sr.), and James A. Cardwell, Jr. See Note 1 of notes to consolidated financial statements for the year ended December 31, 2003. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 1999, 2000, 2001, 2002, and 2003, have been derived from our audited consolidated financial statements. In the opinion of our management, the unaudited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$520,512	$763,413	$684,262	$684,865	$813,083
Non-fuel	201,622	220,696	233,740	238,060	250,224

Total net revenues	722,134	984,109	918,002	922,925	1,063,307

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	481,483	720,335	643,162	647,039	772,486
Non-fuel	81,102	92,461	95,632	96,032	101,426
Operating expenses	102,558	111,955	121,039	120,954	129,967
General and administrative	18,350	15,890	17,488	15,288	15,113
Depreciation and amortization	13,951	16,270	17,683	16,248	15,483
(Gain) loss on disposition of fixed assets	(836)	(59)	(63)	(2)	18

Total costs and expenses	696,608	956,852	894,941	895,559	1,034,493

Operating income	25,526	27,257	23,061	27,366	28,814
Recapitalization costs	(1,163)	—	—	—	—
Retired debt restructuring costs (1)	(2,016)	—	—	—	—
Write-down of land held for sale	—	—	—	—	(908)
Equity in income (loss) of affiliate	(593)	(307)	122	406	476
Interest income	596	317	174	61	67
Interest expense, net	(20,250)	(20,853)	(23,856)	(20,808)	(19,391)

Income (loss) before cumulative effect of a change in accounting principle	2,100	6,414	(499)	7,025	9,058
Cumulative effect of a change in accounting principle (2)	—	—	—	—	(397)

Net income (loss) (3)(4)	$2,100	$6,414	$(499)	$7,025	$8,661

Balance Sheet Data: (at end of period)
Total assets	$253,961	$294,141	$286,276	$272,817	$270,840
Total debt	181,298	208,580	208,997	191,044	175,479
Partners’ capital (deficit) and comprehensive loss	16,083	20,624	20,056	26,774	35,849
Other Financial Data:
Net cash provided by (used in):
Operating activities	$30,927	$23,954	$17,177	$21,563	$28,546
Investing activities	(38,237)	(53,252)	(21,498)	(4,317)	(6,127)
Financing activities	7,322	32,790	(2,153)	(18,716)	(12,834)
Capital expenditures (5)	36,564	50,241	21,411	4,022	6,127
Number of truck stops: (at end of period)
Company-operated	30	34	35	37	37
Franchise operations	23	22	20	23	23

Total	53	56	55	60	60

(1)	The retired debt restructuring costs in 1999 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt that were previously shown as an extraordinary item and are currently presented as a component of income (loss) before cumulative effect of a change in accounting principle as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145.
(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of capitalized asset retirement costs, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.
(3)	No provision for income taxes is reflected in the consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4)	EBITDA is a non-GAAP measure that represents net income (loss) before interest expense, net, depreciation and amortization, cumulative effect of a change in accounting principle, and any one-time charges, less interest income and equity in income (loss) of affiliates. We regularly utilize EBITDA because we believe this measure is recognized as a supplemental measurement tool widely used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt, and its capacity for making capital expenditures. We also use EBITDA, in addition to operating income and cash flows from operating activities, to assess our performance relative to our performance in prior periods. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as a measure under generally accepted accounting principles. EBITDA and the associated period-to-period trends should not be considered in isolation, and may differ in method of calculation from similarly titled measures used by other companies. We believe that it is important for investors to have the opportunity to evaluate us using all of these measures. EBITDA results were $39.5 million, $43.5 million, $40.7 million, $43.6 million, and $44.3 million for the years ended December 31, 1999, 2000, 2001, 2002, and 2003, respectively.

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Net income (loss)	$2,100	$6,414	$(499)	$7,025	$8,661
Add:
Interest expense, net	20,250	20,853	23,856	20,808	19,391
Depreciation and amortization	13,951	16,270	17,683	16,248	15,483
Cumulative effect of a change in accounting principle	—	—	—	—	397
One-time charges	3,179	—	—	—	908
Less:
Interest income	(596)	(317)	(174)	(61)	(67)
Equity in income (loss) of affiliate	593	307	(122)	(406)	(476)

EBITDA	$39,477	$43,527	$40,744	$43,614	$44,297

(5)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $20.6 million, $41.0 million, and $13.7 million for the years ended December 31, 1999, 2000, and 2001, respectively. None of the 2002 or 2003 capital expenditures were related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

We operate 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, our home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2001, 2002, and 2003, the revenues generated from our company-operated truck stops were $908.0 million, $918.1 million, and $1.1 billion, respectively.

As of December 31, 2001, 2002, and 2003, we were a franchisor to 20, 23, and 23 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2001, 2002, and 2003, the revenues generated from our franchise operations were $10.0 million, $4.8 million, and $5.3 million, respectively. The high franchise revenue for the year ended December 31, 2001 was due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from our franchise agreements.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

The following table sets forth our total consolidated revenues by major source:

	For the Years Ended December 31,
	2001		2002		2003
	(dollars in thousands)

Fuel	$684,262	74.5%	$684,865	74.2%	$813,083	76.5%
Maintenance Services and Retail (Non-Fuel excluding Restaurant)	170,844	18.6%	172,927	18.7%	181,617	17.1%
Restaurant	62,896	6.9%	65,133	7.1%	68,607	6.4%

Total Net Revenue	$918,002	100.0%	$922,925	100.0%	$1,063,307	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $224.9 million, $239.5 million, and $250.8 million for the years ended December 31, 2001, 2002, and 2003, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 has been recorded as a liability. The implementation of this standard resulted in a one-time charge for the cumulative effect of a change in accounting principle of $397,000 for the year ended December 31, 2003.

Pro forma effects on net income (loss) before cumulative effect of a change in accounting principle assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2002
	Actual	Proforma	Actual	Proforma
	(in thousands)		(in thousands)

Income (loss) before cumulative effect of a change in accounting principle	$(499)	$(542)	$7,025	$6,972
Net income (loss)	$(499)	$(542)	$7,025	$6,972

No provision for income taxes is reflected in the accompanying consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Transactions with Related-Parties

Our related-party transactions are described herein under Item 13, “Certain Relationships and Related Transactions”. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

Our most significant related-party transactions are the two ten-year supply agreements with ExxonMobil entered into in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement.

Liquidity and Capital Resources

Our principal sources of liquidity are:

•	Our available borrowing capacity under the revolving credit portion of our retired senior secured credit facilities, which was $21.1 million, $16.8 million, and $15.4 million at December 31, 2001, 2002, and 2003, respectively. Our available borrowing capacity under the revolving credit portion of our new senior secured credit facility of $10.9 million as of February 9, 2004 in connection with the Refinancing Transactions.

•	Cash flows from operations, which were $17.2 million, $21.6 million, and $28.5 million for the years ended December 31, 2001, 2002, and 2003, respectively. Fluctuations in these cash flows were primarily due to the timing of payments for fuel to Mobil Diesel offset by the timing of receipts related to trade accounts receivables and variations in the timing of payments for trade accounts payable and other current liabilities, in addition to lower operating income and increased interest expense for the year ended December 31, 2001; and

•	Cash flows used in financing activities, which were $2.2 million, $18.7 million, and $12.8 million in 2001, 2002, and 2003, respectively. These fluctuations were almost entirely due to our borrowings and repayments on our retired senior secured credit facilities. The fluctuation in 2001 was primarily related to a slowdown in our network expansion and a reduced need to borrow funds for construction expenditures while the fluctuations in 2002 and 2003 were primarily due to repayment of debt.

Retired Senior Secured Credit Facilities

At December 31, 2003, our retired senior secured credit facilities consisted of a $25.0 million revolving credit facility, and two term loans, A and B, with original principal amounts of $29.3 million and $40.0 million, and maturity dates of June 30, 2004 and July 23, 2006, respectively. At December 31, 2003, we had $6.1 million and $34.7 million outstanding under the term loans A and B, respectively.

At December 31, 2003, we had no borrowings outstanding under the revolving credit facility portion of our retired senior secured credit facilities and had $9.6 million in standby letters of credit outstanding, which reduced our borrowing capacity under this portion of our retired senior secured credit facilities on a dollar for dollar basis. Approximately $8.2 million of these letters of credit were required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverages. In conjunction with the Refinancing Transactions, these letters of credit have been reissued and the majority will expire in February 2005. Any funds drawn on our retired senior secured credit facilities were secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries. At the time of the Refinancing Transactions, we were in compliance with all financial covenants under our retired credit facilities.

New Senior Secured Credit Facilities

On February 9, 2004, we completed our Refinancing Transactions in which we refinanced substantially all of our existing indebtedness. We entered into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million. We refer to these credit facilties as the new senior secured credit facilities. Under the term loan, we are scheduled to make quarterly amortization payments commencing March 31, 2004. At February 9, 2004, we had $9.6 million in standby letters of credit outstanding, which reduced our borrowing capacity under our revolving credit portion of our new senior secured credit facilities on a dollar for dollar basis. Upon entering into our new senior credit facilities, we capitalized approximately $2.2 million of debt issuance costs and wrote-off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities.

In connection with the Refinancing Transactions, the repurchase of the majority of our 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of approximately $5.4 million and $9.3 million loss, respectively, which included the write-off of approximately $2.8 million each of unamortized deferred debt issuance costs. These losses will be presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s consolidated statements of operations in the first quarter of 2004. Additionally, we capitalized approximately $8.1 million of debt issuance costs related to the issuance of the 9% Notes through February 29, 2004. The Holding Partnership capitalized approximately $3.0 million of debt issuance costs related to its exchange offer through February 29, 2004.

In connection with the Refinancing Transactions, we reduced our outstanding trade credit balance and amended our agreement with the ExxonMobil Suppliers. The amendment provides that the penalty for failing to purchase our annual volume commitments under our agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of our trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, we will have an incentive to reduce our accounts payable to the ExxonMobil Suppliers each year.

In March 2004, we repurchased all of our remaining 10 1/2% Notes. In connection with this repurchase, we recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss will be presented as a component of income (loss) before cumulative effect of a change in accounting principle on our consolidated statements of operations in the first quarter of 2004.

After giving effect to the Refinancing Transactions, our total consolidated debt increased $79.0 million and, as a result, our associated interest expense increased $5.3 million.

The following is a summary of our contractual cash obligations as of March 12, 2004, reflecting the Refinancing Transactions:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt	$254,500	$9,500	$13,000	$7,000	$225,000
Operating leases	40,546	4,517	8,051	6,561	21,417

Total	$295,046	$14,017	$21,051	$13,561	$246,417

In addition to the above, we have an annual volume commitment associated with contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) as discussed in more detail in Note 8 to notes to consolidated financial statements included herein.

On June 3, 2002, all of our outstanding 12 1/2% senior notes matured and were retired for $6.2 million plus outstanding interest.

We guaranteed a portion of our joint venture, Petro Travel Plaza, LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $351,000. The fair value of the guarantee is insignificant.

Additionally, we guaranteed a portion of Petro Travel Plaza, LLC’s debt under a Continuing Guaranty dated as of May 12, 2003, which was modified by an Amended and Restated Guaranty Amendment on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.0. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

We had negative working capital of $28.7 million and $17.5 million at December 31, 2002 and 2003, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 90.3% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Capital expenditures totaled $21.4 million, $4.0 million, and $6.1 million for the years ended December 31, 2001, 2002, and 2003, respectively. Included in capital expenditures were funds spent on existing Petro Stopping Centers of $7.7 million, $4.0 million, and $6.1 million for the years ended December 31, 2001, 2002, and 2003, respectively, as well as costs for the acquisition and construction of new facilities of $13.7 million for the year ended December 31, 2001. There were no costs associated with the acquisition and construction of new facilities for the years ended December 31, 2002 and 2003.

We currently expect to invest approximately $8.0 million during 2004 on capital expenditures, all of which will be related to regular capital maintenance and improvement projects on existing Petro Stopping Centers. These capital outlays will be funded through borrowings under our new senior secured credit facilities and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the year ended December 31, 2003, we paid approximately $7.1 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the year ended December 31, 2003, aggregated provisions amounted to approximately $7.7 million. At December 31, 2003, the aggregated accrual amounted to approximately $7.4 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our new senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2004 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our new senior secured credit facilities, is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview. Net income increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 by $1.6 million, mainly due to the addition of our two new company-operated sites and lower depreciation and interest expense. Our net revenues increased mainly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. Our net revenues of $1.1 billion increased 15.2% for the year ended December 31, 2003 from $922.9 million in 2002. On a comparable unit basis, net revenues increased by 10.5% to $1.0 billion from $915.3 million in 2002, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2003 if it was open twelve months in 2002. During 2003 we had 34 company-operated comparable units out of a total of 36 company-operated units at December 31, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 7.5% to $130.0 million from $121.0 million in 2002, due primarily to the addition of our new sites.

Fuel. Revenues increased 18.7% to $813.1 million for the year ended December 31, 2003 compared to $684.9 million in 2002. Fuel revenues increased due to a 14.0% increase in our average retail-selling price per gallon compared to 2002 as well as the addition of our new sites. Gross profit increased by 7.3% to $40.6 million for the year ended December 31, 2003 compared to $37.8 million in the year ended 2002. On a comparable unit basis, fuel revenues increased 13.5% due to a 13.7% increase in our average retail-selling price per gallon, partially offset by a decrease of 0.2% in fuel volumes compared to 2002. On a comparable unit basis, gross profit increased by 0.7% or $278,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Maintenance Services and Retail (Non-Fuel excluding Restaurant). Revenues increased 5.0% to $181.6 million for the year ended December 31, 2003 from $172.9 million in the year ended December 31, 2002. Gross profit increased 5.9% to $101.2 million for the year ended December 31, 2003 from $95.5 million in 2002. The increases in these revenues and gross profit were primarily due to a 5.4% or $8.6 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, due primarily to the addition of our new sites. On a comparable unit basis, maintenance services and retail revenues increased 2.4% or $4.1 million compared to 2002 and gross profit increased 3.3% or $3.1 million compared to 2002.

Restaurant. Revenues increased 5.3% to $68.6 million for the year ended December 31, 2003 compared to $65.1 million in the year ended December 31, 2002, due to the addition of our new sites. Gross profit in the restaurants improved by 2.4% or $1.1 million compared to 2002. On a comparable unit basis, restaurant revenues increased by 0.5% from 2002, due to an increase of 2.1% in our average ticket price, while gross profit decreased by 2.2% from 2002, due to a 7.2% increase in our cost of sales.

Costs and Expenses. Total costs and expenses increased 15.5% to $1.0 billion for the year ended December 31, 2003 compared to $895.6 million in 2002. Cost of sales increased $130.8 million or 17.6% from 2002, primarily due to a 14.7% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 7.5% or $9.0 million to $130.0 million compared to 2002, due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 10.7% or $95.3 million compared to 2002. On a comparable unit basis, costs of sales increased $93.6 million or 12.7% from 2002, primarily due to a 14.4% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 2.2% or $2.7 million to $122.2 million compared to 2002, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel costs. General and administrative expenses decreased 1.1% to $15.1 million compared to $15.3 million in 2002 due primarily to a decrease in professional services expenses.

Write-down of land held for sale. In accordance with our accounting policy of recording our land held for sale at the lower of carrying amount or fair value less cost to sell, we recognized a write-down of $908,000.

Equity in Income of Affiliate. We recognized income of $476,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $406,000 of income in the year ended December 31, 2002.

Interest Expense, net. Interest expense, net decreased 6.8% or $1.4 million to $19.4 million compared to 2002, due primarily to the decrease in both our borrowings and interest rates in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview. During the year ended December 31, 2002, we had significant growth in net income over the year ended December 31, 2001 due to the addition of our new sites, an increase in customer traffic, our continued focus on improving efficiencies in our operations, and lower depreciation and interest expense. Our net revenues increased over 2001 despite a $5.0 million payment for the early termination of four franchise agreements received in 2001. Our net revenues of $922.9 million increased 0.5% for the year ended December 31, 2002 from $918.0 million in 2001. On a comparable unit basis, net revenues decreased by 0.6% to $891.1 million from $896.2 million in 2001. A Petro Stopping Center is considered a comparable unit in 2002 if it was open twelve months in 2001. During 2002 we had 33 company-operated comparable units out of a total of 36 company-operated units at December 31, 2002, all of which excludes our Wheeler Ridge facility, which is reflected in equity in income of affiliate. General and administrative expenses decreased 12.6% to $15.3 million compared to $17.5 million in 2001, primarily due to 2001’s higher legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our retired senior secured credit facilities, and higher employee-related costs, which included a severance payout related to personnel changes.

Fuel. Revenues increased 0.1% to $684.9 million for the year ended December 31, 2002 compared to $684.3 million in 2001. Fuel revenues increased due to a 5.8% increase in our volume of fuel gallons sold as well as the addition of our new sites, offset by a 5.4% decrease in our average retail-selling price compared to 2001. Gross profit decreased by 8.0% to $37.8 million for the year ended December 31, 2002 compared to $41.1 million in the year ended 2001. On a comparable unit basis, fuel revenues decreased 1.5% due to a 5.5% decrease in our average retail-selling price, offset by a 4.3% increase in fuel volumes compared to 2001. On a comparable unit basis, gross profit decreased by 10.2% or $4.1 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. We believe the increase in volume is a result of increased freight shipments in 2002.

Maintenance Services and Retail (Non-Fuel excluding Restaurant). Revenues increased 1.2% to $172.9 million for the year ended December 31, 2002 from $170.8 million in the year ended December 31, 2001. Gross profit increased 1.8% to $95.5 million for the year ended December 31, 2002 from $93.9 million in 2001. The increases in these revenues and gross profit were primarily due to a 5.1% or $7.7 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes due in part to the addition of our new sites, partially offset by a $5.0 million payment for the early termination of the four franchise agreements in 2001. On a comparable unit basis, maintenance services and retail revenues increased 2.3% or $3.8 million compared to 2001 and gross profit increased 4.5% or $4.0 million compared to 2001. We believe the increase in revenues and gross profit were primarily due to a 6.5% or $9.3 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, partially offset by a $5.0 million payment for the early termination of the four franchise agreements in 2001.

Restaurant. Revenues increased 3.6% to $65.1 million for the year ended December 31, 2002 compared to $62.9 million in the year ended December 31, 2001, due primarily to an increase of 4.9% in our average ticket in addition to our new sites. Gross profit in the restaurants improved by 5.1% or $2.3 million compared to 2001. On a comparable unit basis, restaurant revenues increased 2.0% or $1.3 million compared to 2001, while gross profit increased by 3.7% or $1.6 million. We believe these improvements are due to an increase in our average ticket compared to the year ended December 31, 2001.

Costs and Expenses. Total costs and expenses increased 0.1% to $895.6 million for the year ended December 31, 2002 compared to $894.9 million in 2001. Cost of sales increased $4.3 million or 0.6% from 2001 due mainly to the addition of our new sites and an increase in fuel gallons sold and an increase in non-fuel sales, partially offset by lower costs per fuel gallon. On a comparable unit basis, total costs and expenses decreased 1.0% or $8.5 million compared to 2001. On a comparable unit basis, costs of sales decreased $6.6 million or 0.9% from 2001, due primarily to lower fuel costs partially offset by an increase in non-fuel sales and higher fuel volumes. On a comparable unit basis, operating expenses increased 1.4% or $1.7 million to $115.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. General and administrative expenses decreased 12.6% to $15.3 million compared to $17.5 million in 2001, due primarily to 2001’s higher legal and other expenses associated with the early termination of the four franchise agreements, expenses associated with the amendment of our retired senior secured credit facilities, and higher employee-related costs, which included a severance payout related to personnel changes.

Equity in Income of Affiliate. We recognized $406,000 in income for the year ended December 31, 2002 related to our investment in the Wheeler Ridge facility in Southern California compared to $122,000 in the year ended December 31, 2001, due to improved operating results at the facility.

Interest Expense, net. Interest expense, net, decreased 12.8% or $3.0 million to $20.8 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease in interest expense, net, was primarily due to the decrease in both outstanding balances and interest rates in 2002, in addition to the write-off of $629,000 in 2001 of unamortized deferred debt issuance costs associated with the amendment of our retired senior secured credit facilities.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 of notes to consolidated financial statements included herein for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as ourselves, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We do not believe that the adoption of this revised Interpretation will have a significant impact on our consolidated financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have engaged in only limited hedging activities and have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements, in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note 8 of notes to consolidated financial statements for the year ended December 31, 2003. Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2002 and 2003, we were not party to any futures or option contracts.

As of December 31, 2002 and 2003, the carrying amounts of certain financial instruments, employed by us, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of our retired credit facilities approximate fair value due to the floating nature of the related interest rates. Our principal market risk as it relates to long-term debt is exposure to changes in interest rates. The fair value of the 10 1/2% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Balance sheet financial instruments
Long-term debt	$191,044	$186,048	$175,479	$178,441
Other financial instruments
Interest rate swap agreements	(456)	(456)	—	—

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. We use derivatives to manage well-defined interest rate risks. At December 31, 2002, we were party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, we paid a fixed rate of 3.86% on a portion of our retired credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of our interest rate exposure on the retired credit facilities from a floating rate to a fixed rate basis. For the years ended December 31, 2001, 2002, and 2003, the effect of the swap was to increase the rate we were required to pay by 2.0%, 2.0%, and 2.6%, respectively, which resulted in additional interest expense of approximately $397,000, $379,000 and $495,000, respectively.

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,221	$17,806
Trade accounts receivable, net	2,594	1,315
Inventories, net	27,328	25,410
Other current assets	1,332	1,215
Due from affiliates	2,491	4,950

Total current assets	41,966	50,696

Property and equipment, net	212,131	202,827
Deferred debt issuance costs, net	5,979	4,245
Other assets	12,741	13,072

Total assets	$272,817	$270,840

Liabilities and Partners’ Capital and Comprehensive Loss

Current liabilities:
Current portion of long-term debt	$15,660	$9,500
Trade accounts payable	10,486	13,928
Accrued expenses and other liabilities	25,827	25,691
Due to affiliates	18,686	19,104

Total current liabilities	70,659	68,223

Other liabilities	—	789
Long-term debt, excluding current portion	175,384	165,979

Total liabilities	246,043	234,991

Commitments and contingencies

Partners’ capital (deficit) and comprehensive loss:
General partner’s	(232)	(210)
Limited partners’	27,462	36,059
Accumulated other comprehensive loss	(456)	—

Total partners’ capital and comprehensive loss	26,774	35,849

Total liabilities and partners’ capital and comprehensive loss	$272,817	$270,840

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Net revenues:
Fuel (including motor fuel taxes)	$684,262	$684,865	$813,083
Non-fuel	233,740	238,060	250,224

Total net revenues	918,002	922,925	1,063,307
Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	643,162	647,039	772,486
Non-fuel	95,632	96,032	101,426
Operating expenses	121,039	120,954	129,967
General and administrative	17,488	15,288	15,113
Depreciation and amortization	17,683	16,248	15,483
(Gain) loss on disposition of fixed assets	(63)	(2)	18

Total costs and expenses	894,941	895,559	1,034,493

Operating income	23,061	27,366	28,814
Write-down of land held for sale	—	—	(908)
Equity in income of affiliate	122	406	476
Interest income	174	61	67
Interest expense	(23,856)	(20,808)	(19,391)

Income (loss) before cumulative effect of a change in accounting principle	(499)	7,025	9,058
Cumulative effect of a change in accounting principle (note 2)	—	—	(397)

Net income (loss)	$(499)	$7,025	$8,661

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) AND

COMPREHENSIVE LOSS

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital	Accumulated Other Comprehensive Loss	Total Partners’ Capital
Balances, December 31, 2000	$(249)	$20,873	$—	$20,624
Net loss	(1)	(498)	—	(499)
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period			(561)	(561)
Less: reclassification adjustment for loss realized in net income			397	397

Net change in unrealized loss			(164)	(164)

Comprehensive loss				(663)

Partners’ minimum tax distributions	—	(10)	—	(10)
Partners’ tax refund	—	105	—	105

Balances, December 31, 2001	(250)	20,470	(164)	20,056
Net income	18	7,007	—	7,025
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period			(671)	(671)
Less: reclassification adjustment for loss realized in net income			379	379

Net change in unrealized loss			(292)	(292)

Comprehensive income				6,733

Partners’ minimum tax distributions	—	(15)	—	(15)

Balances, December 31, 2002	(232)	27,462	(456)	26,774
Net income	22	8,639	—	8,661
Unrealized gain on cash flow hedging derivative:
Unrealized holding loss arising during the period			(39)	(39)
Less: reclassification adjustment for loss realized in net income			495	495

Net change in unrealized gain			456	456

Comprehensive income				9,117

Partners’ minimum tax distributions	—	(42)	—	(42)

Balances, December 31, 2003	$(210)	$36,059	$—	$35,849

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(499)	$7,025	$8,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,683	16,248	15,483
Cumulative effect of a change in accounting principle	—	—	397
Deferred debt issuance cost amortization	2,222	1,732	1,833
Provision for bad debt	267	209	144
Equity in income of affiliate	(122)	(406)	(476)
(Gain) loss on disposition of fixed assets	(63)	(2)	18
Write-down of land held for sale	—	—	908
Other operating activities	—	—	46
Increase (decrease) from changes in:
Trade accounts receivable	4,076	1,106	1,135
Inventories	(1,719)	(2,587)	1,918
Other current assets	765	(188)	117
Due from affiliates	751	303	(2,459)
Due to affiliates	(12,373)	1,157	418
Trade accounts payable	2,472	(3,022)	308
Accrued expenses and other liabilities	3,717	(12)	95

Net cash provided by operating activities	17,177	21,563	28,546

Cash flows from investing activities:
Proceeds from disposition of fixed assets	113	20	22
Purchases of property and equipment	(21,411)	(4,022)	(6,127)
Increase in other assets, net	(200)	(315)	(22)

Net cash used in investing activities	(21,498)	(4,317)	(6,127)

Cash flows from financing activities:
Repayments of bank debt	(26,500)	(26,000)	(23,000)
Proceeds from bank debt	28,100	25,500	23,000
Repayments of long-term debt	(1,263)	(17,541)	(15,664)
Change in book cash overdraft	(1,501)	(660)	2,972
Partners’ minimum tax distributions	(10)	(15)	(42)
Partners’ tax refund	105	—	—
Payment of debt issuance and modification costs	(1,084)	—	(100)

Net cash used in financing activities	(2,153)	(18,716)	(12,834)

Net increase (decrease) in cash and cash equivalents	(6,474)	(1,470)	9,585
Cash and cash equivalents, beginning of period	16,165	9,691	8,221

Cash and cash equivalents, end of period	$9,691	$8,221	$17,806

Supplemental cash flow information -
Interest paid during the period, net of capitalized interest of $95, $0, and $0 in 2001, 2002, and 2003	$21,854	$19,178	$17,521
Non-cash activities -
Outstanding principal amount on revolving credit facility converted to a term loan A	—	29,300	—
Net change in unrealized (gain) loss on cash flow hedging derivative	164	292	(456)

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

General Partner
Petro, Inc.

Limited Partners
James A. Cardwell, Jr.
Petro Stopping Centers Holdings, L.P.
Petro Holdings G.P., LLC

Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the Company’s Chairman, Chief Executive Officer, and President. Petro, Inc. is primarily a holding company with minority interests in the Company and other entities.

On July 23, 1999, the Company, consummated a recapitalization transaction (the “1999 Transaction”) pursuant to which Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) was formed as a Delaware limited partnership, and substantially all of the owners in the Company at that time, exchanged their interests in the Company for identical interests in the Holding Partnership and became owners in the Holding Partnership. Petro Holdings Financial Corporation was formed for the purpose of serving as co-issuer of certain 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”). Petro Holdings Financial Corporation, the Company and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., became subsidiaries of the Holding Partnership. Petro Warrant Holdings Corporation (“Warrant Holdings”) was formed for the purpose of owning a 10.0% common limited partnership in the Holding Partnership and issuing the warrants that were sold with the Holding Partnership’s 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

As a result of the 1999 Transaction, the Holding Partnership, directly and indirectly, is the owner of approximately 99.5% of the limited partnership interests in the Company, and the minority interest of 0.5% is owned by Petro, Inc. and James A. Cardwell, Jr. The common limited partnership interests of the Holding Partnership are owned by:

Cardwell Group (as defined below):
General partnership interest	1.1%
Limited partnership interest	50.5%
Volvo Petro Holdings, L.L.C.	28.7%
Mobil Long Haul, Inc.	9.7%
Warrant Holdings	10.0%

The Holding Partnership’s mandatorily redeemable preferred partnership interests (which are divided into two classes and have a weighted effective interest rate of 9.5%) are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) (collectively, the “Cardwell Group”) and Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”). The Class A preferred partnership interests will be mandatorily redeemable by the Holding Partnership on October 27, 2008 unless prohibited by the Holding Partnership’s limited partnership agreement or debt instruments. The Class B preferred partnership interests are convertible into 3.9% of the common partnership interests in the Holding Partnership at any time prior to their mandatory redemption currently scheduled for July 2009, unless prohibited by the Holding Partnership’s limited partnership agreement of debt instruments.

The Holding Partnership conducts substantially all of its operations through the Company. The Holding Partnership currently has no operations of its own and is, therefore, dependent upon the Company’s earnings and cash flows to satisfy its obligations.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refinancing Transactions

On February 9, 2004, the Company completed its refinancing transactions (the “Refinancing Transactions”) in which the Company and the Holding Partnership refinanced substantially all of their existing indebtedness. The components of the Refinancing Transactions consisted of:

•	The issuance of $225.0 million of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase or redemption of all of the Company’s 10 1/2% senior notes due 2007 (“10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15% Notes and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants, by the Holding Partnership, issued in July of 1999 by Warrant Holdings from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s outstanding trade credit balance with ExxonMobil.

In connection with the Refinancing Transactions, the repurchase of the majority of the Company’s 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of approximately $5.4 million and $9.3 million loss, respectively, which included the write-off of approximately $2.8 million each of unamortized deferred debt issuance costs. These losses will be presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s consolidated statements of operations in the first quarter of 2004. Additionally, the Company capitalized approximately $8.1 million of debt issuance costs related to the issuance of the 9% Notes through February 29, 2004. The Holding Partnership capitalized approximately $3.0 million of debt issuance costs related to its exchange offer through February 29, 2004.

Upon entering into the Company’s new senior credit facilities, the Company capitalized approximately $2.2 million of debt issuance costs and wrote-off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of its retired senior credit facilities.

In connection with the Refinancing Transactions, the Company reduced its outstanding trade credit balance and amended its agreement with the ExxonMobil Suppliers. The amendment provides that the penalty for failing to purchase the Company’s annual volume commitments under its agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of the Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, the Company will have an incentive to reduce its accounts payable to the ExxonMobil Suppliers each year.

In March 2004, the Company repurchased all of its remaining 10 1/2% Notes. In connection with this repurchase, the Company recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss will be presented as a component of income (loss) before cumulative effect of a change in accounting principle on the Company’s consolidated statements of operations in the first quarter of 2004.

After giving effect to the Refinancing Transactions, the Company’s total consolidated debt increased $79.0 million and, as a result, the Company’s associated interest expense increased $5.3 million.

Description of Business

The Company is a leading owner and operator of large, multi-service truck stops known as Petro Stopping Centers. These facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintenance and repair services, and travel and convenience stores. At December 31, 2003, the Company’s nationwide network consisted of 60 Petro Stopping Centers located in 30 states, of which 37 were company-operated and 23 were franchised.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. All significant intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Cash equivalents at December 31, 2002 and December 31, 2003 were comprised of short term money market investments in Government Securities and totaled $17,212 and $8.7 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company’s maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $6.0 million and $5.2 million at December 31, 2002 and 2003, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2002 and 2003, the Company had no significant concentrations of credit risk. Management believes that the Company is adequately reserved to cover potential credit risks.

Allowance for Uncollectible Accounts

Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2002 and 2003, the allowance for uncollectible accounts totaled $678,000 and $778,000, respectively.

Inventories

Inventories are primarily stated at the lower of average cost or market.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, and amounted to $4.8 million, $5.1 million, and $5.5 million for the years ended December 31, 2001, 2002, and 2003, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Debt Issuance Costs

Costs incurred in obtaining long-term financing are amortized over the life of the related debt using a method that approximates the interest method. At December 31, 2002 and 2003, accumulated amortization of debt issuance costs was $6.0 million and $7.7 million, respectively.

Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The implementation of this standard had no impact on the Company’s consolidated financial position or results of operations since the Company has no recorded goodwill. The Company does have a restrictive covenant intangible asset which is amortized on a straight-line basis over a 20-year period. At December 31, 2002 and 2003, accumulated amortization of the restrictive covenant was $56,300 and $81,300, respectively. On an annual basis, the Company evaluates for possible impairment of long-lived assets and to the extent the carrying values exceed fair values, the Company’s impairment loss is recognized in operating results.

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2002 and 2003, the Company reported land held for sale at its carrying value of $5.9 million and $5.0 million, respectively . The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March of 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey. All of the 2002 and 2003 balances are included in other assets in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. For the years ended December 31, 2001, 2002, and 2003, the Company paid approximately $6.9 million, $7.5 million, and $7.1 million, respectively, on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the years ended December 31, 2001, 2002, and 2003, aggregated provisions amounted to approximately $9.4 million, $7.2 million, and $7.7 million, respectively. At December 31, 2002 and 2003, the aggregated accrual amounted to approximately $6.8 million and $7.4 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

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

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2002 and 2003, such accrual amounted to $0 and $300,000, respectively. These liabilities are exclusive of claims against third parties.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 has been recorded as a liability. The implementation of this standard resulted in a one-time charge for the cumulative effect of a change in accounting principle of $397,000 for the year ended December 31, 2003.

Pro forma effects on net income (loss) before cumulative effect of a change in accounting principle assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2002
	Actual	Proforma	Actual	Proforma
	(in thousands)		(in thousands)
Income (loss) before cumulative effect of a change in accounting principle	$(499)	$(542)	$7,025	$6,972
Net income (loss)	$(499)	$(542)	$7,025	$6,972

As of December 31, 2001 and 2002, the pro forma asset retirement liability would have been $385,000 and $443,000, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s asset retirement obligation for the year ended December 31, 2003 is as follows:

For the Year Ended December 31, 2003
(in thousands)
January 1, 2003	$443
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	46

December 31, 2003	$489

Revenue Recognition

The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

The Company recognizes net revenue from initial franchise fees and other revenue types from individual franchisees when substantially all significant services to be provided by the Company have been performed. Franchise fees, which are based generally upon a percentage of the franchisees’ sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a total combined revenue amount. Revenues from franchise operations aggregated $10.0 million, $4.8 million, and $5.3 million during the years ended December 31, 2001, 2002, and 2003, respectively. There were 20 franchise locations in operation during the year ended December 31, 2001, and 23 for each of the years ended December 31, 2002 and 2003. The high franchise revenue for the year ended December 31, 2001 was due to the $5.0 million payment for the early termination of four franchise agreements. The Company does not allocate any expenses in measuring its franchise segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

Motor Fuel Taxes

Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $224.9 million, $239.5 million, and $250.8 million for the years ended December 31, 2001, 2002, and 2003, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Advertising and Promotion

Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $3.7 million were incurred for each of the years ended December 31, 2001 and 2002, and $5.4 million for the year ended December 31, 2003, which are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $544,000, $504,000, and $557,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note (11). The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2001, 2002, and 2003. The

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company provides the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income (loss) for the years ended December 31, 2001, 2002, and 2003 (no options were granted in 2001, 2002, or 2003) would have been recorded in the following pro forma amounts:

	For the Years Ended December 31,
	2001	2002	2003
	(in thousands)
Net income (loss) - as reported	$(499)	$7,025	$8,661
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(158)	(54)	(22)

Net income (loss) - pro forma	$(657)	$6,971	$8,639

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Inventories

The following is a summary of inventories at December 31, 2002 and 2003:

	2002	2003
	(in thousands)
Motor fuels and lubricants	$6,726	$5,650
Tires and tubes	5,505	4,808
Merchandise and accessories	14,219	14,133
Restaurant and other	1,111	1,052
Less reserve for obsolescence	(233)	(233)

Inventories, net	$27,328	$25,410

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property and Equipment

Property and equipment is summarized at December 31, 2002 and 2003, as follows:

	Estimated Useful Lives	2002	2003
	(years)	(in thousands)

Land and improvements	10	$47,330	$48,380
Buildings and improvements	30	166,782	167,849
Furniture and equipment	3-10	89,614	89,755
Leasehold improvements	7-30	20,062	20,752

		323,788	326,736
Less accumulated depreciation and amortization		(111,657)	(123,909)

Property and equipment, net		$212,131	$202,827

Furniture and equipment includes equipment purchased under a capital lease.

(5) Operating Leases

The Company has entered into various operating leases. The operating leases are related to five Petro Stopping Center locations, three land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple five-year options. The land lease at the Company’s Hammond, Louisiana location, which has a purchase option, expires on September 30, 2004.

A summary of future minimum rental payments on operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2004	$1,018	$3,523	$4,541
2005	1,018	3,430	4,448
2006	1,018	2,818	3,836
2007	1,018	2,262	3,280
2008	1,018	2,263	3,281
Later years	3,741	18,328	22,069

Total minimum lease payments	$8,831	$32,624	$41,455

Rent expense under all operating leases was $2.8 million, $3.2 million, and $4.5 million for the years ended December 31, 2001, 2002, and 2003, respectively. Of these rentals, amounts of $1.6 million, $2.2 million, and $1.0 million for the years ended December 31, 2001, 2002, and 2003, respectively, were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

•	The lease by the Company of an office building in which the Company’s principal executive offices are located which is owned by J.A. Cardwell, Sr., the Chairman, Chief Executive Officer, and President of the Company. The Company made annual rent payments of $336,000 for each of the years ended December 31, 2001, 2002, and 2003.

•	The lease by the Company of the Petro Stopping Center located in Effingham, Illinois from Truck Stop Property Owners, Inc., which is owned by Travis Roberts, an officer of the Company until his retirement at the end of 2002, and five former employees of the Company.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made rental payments of $1.2 million for each of the years ended December 31, 2001, 2002, and 2003. Effective January 2003, this lease is considered a non-related party transaction.

•	The lease by the Company of the Petro Stopping Center located in North Baltimore, Ohio, which was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., the Chief Operating Officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC and made rental payments of $667,000 and $682,000 for the years ended December 31, 2002 and 2003, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt

Long-term debt at December 31, 2002 and 2003 is presented below:

	2002	2003
	(in thousands)
Five-year revolving credit facility under the retired senior secured credit facility, with a scheduled maturity of July 23, 2004, in an original aggregate principal amount of $85.0 million, with a commitment reduction to $60.0 million in May 2001 and to $25.0 million as of July 23, 2002, which includes a $10.0 million sublimit for letters of credit. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 3.0% was payable quarterly. The weighted average interest rate was 4.4% at December 31, 2003. The principal amount outstanding of $29.3 million at July 23, 2002, converted to a term loan A. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings were collateralized by substantially all of the Company’s assets. Retired subsequent to year end, see Note 1.	$—	$—

Two-year term loan A under the retired senior secured credit facility in an original amount of $29.3 million with a scheduled maturity of June 30, 2004. The term loan A was payable in 8 equal scheduled quarterly principal payments of $3.7 million commencing September 2002. In December 2002 an optional payment of $1.3 million was made, which reduced future scheduled quarterly principal payments to $3.5 million. Additionally, principal payments based on excess cash flow as defined in the retired senior secured credit facility, were made quarterly. Required excess cash flow related principal payments reduced scheduled principal payments at the end of the term. During the twelve months ended December 31, 2002 and 2003 required excess cash flow related principal payments of approximately $615,000 and $241,000, respectively, were made. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 3.0% was payable quarterly. The weighted average interest rate was 4.3% at December 31, 2003. The term loans A and B were collateralized by substantially all of the Company’s assets. Retired subsequent to year end, see Note 1.	20,245	6,098

Seven-year term loan B under the retired senior secured credit facility in an original amount of $40.0 million with a scheduled maturity of July 23, 2006. The term loan B was payable in 24 consecutive scheduled quarterly principal payments varying from $250,000 to $6.0 million commencing September 30, 2000. Additionally, principal payments based on excess cash flow as defined in the retired senior secured credit facility, were made quarterly. Required excess cash flow related principal payments reduced scheduled principal payments at the end of the term. During the twelve months ended December 31, 2002 and 2003 required excess cash flow related principal payments of approximately $1.3 million and $516,000, respectively, were made. Interest at either the bank’s prime rate plus 1.75% or the Eurodollar rate plus 3.25% was payable quarterly. The weighted average interest rate was 4.6% at December 31, 2003. The term loans A and B are collateralized by substantially all of the Company’s assets. Retired subsequent to year end, see Note 1.	36,203	34,687

10 1/2% Senior Notes due 2007 in an original aggregate principal amount of $135.0 million, net of unamortized discount of $404,000 and $306,000 as of December 31, 2002 and 2003, respectively. Interest on the 10 1/2% Notes was payable on February 1 and August 1 of each year. The 10 1/2% Notes were effectively subordinate to the loans outstanding under the retired senior secured credit facility to the extent of the value of the assets securing such loans. Retired subsequent to year end, see Note 1.	134,596	134,694

Total long-term debt	191,044	175,479
Less scheduled maturities	15,660	9,500

Long-term debt, excluding scheduled maturities	$175,384	$165,979

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 14, 2001, the Company obtained approval from its lenders of an amendment to its now retired credit facilities which, among other things, amended certain of its financial covenants, established new covenants relating to leverage and capital expenditures, reduced the size of its revolver commitment from $85.0 million to $60.0 million, and adjusted the pricing spread on both the revolver and its Term B loans to current market levels. At December 31, 2003 and at the time the facility was retired, the Company was in compliance with all financial covenants under the retired credit facilities.

The Company had $8.2 million and $9.6 million of standby letters of credit outstanding under the revolving credit portion of the Company’s now retired credit facilities at December 31, 2002 and 2003, respectively. For each of the years ended December 31, 2002 and 2003, approximately $6.6 million and $8.2 million of these letters of credit are required to be posted with the Company’s insurance carriers in connection with the Company’s obtaining liability and other insurance coverages. In conjunction with the Refinancing Transactions, these letters of credit have been reissued and the majority will expire in February 2005.

On February 9, 2004, the Company completed its Refinancing Transactions in which it refinanced substantially all of its existing indebtedness. The Company entered into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million. Under the term loan, the Company is scheduled to make quarterly amortization payments commencing March 31, 2004. At February 9, 2004, the Company had $9.6 million in standby letters of credit outstanding, which reduced the Company’s borrowing capacity under the revolving credit portion of its new senior secured credit facilities on a dollar for dollar basis.

In connection with the Refinancing Transactions, the Company made a tender offer for all of its 10 1/2% Notes. On February 9, 2004, the Company repurchased approximately 87.0% of its 10 1/2% Notes. In accordance with the terms of the 10 1/2% Notes indenture, the Company redeemed the remaining 10 1/2% Notes for 101.75% of the principal amount, plus accrued interest on March 12, 2004.

The Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities each contain certain covenants, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the new senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage.

Estimated principal payment requirements on long-term debt under the new senior secured credit facilities and 9% Notes are as follows:

Fiscal Year Ending	(in thousands)
2004	$9,500
2005	6,000
2006	7,000
2007	7,000
2012	225,000

Total	$254,500

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Accrued Expenses and Other Liabilities

The following is a summary of accrued expenses and other liabilities at December 31, 2002 and 2003:

	2002	2003
	(in thousands)
Accrued expenses:
Employee related expenses	$9,995	$10,176
Taxes payable-sales, fuel, and property	3,937	4,312
Interest expense	5,906	5,906
Other	5,989	5,297

Total	$25,827	$25,691

(8) Related-Party Transactions

Amounts due to and from affiliates as of December 31, 2002 and 2003 consist of the following:

	2002	2003
	(in thousands)
Due from affiliates:

Cardwell Group	$675	$676
C&R Distributing, Inc.	78	299
Petro Truckstops, Inc.	462	754
El Paso Amusement Company	140	154
Petro Travel Plaza, LLC	340	1,338
Petro Stopping Centers Holdings, L.P.	445	1,553
Other	351	176

Total	$2,491	$4,950

Due to affiliates:
Mobil Diesel Supply Corporation	$15,537	$18,324
ExxonMobil	2,364	10
C&R Distributing, Inc.	179	289
Volvo	395	305
El Paso Amusement Company	192	170
Other	19	6

Total	$18,686	$19,104

Many of the relationships described below between the Company and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Company. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. In 1997, management implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party transactions would be subject to a competitive bid or competitive analysis process.

Each of the related parties and/or affiliates of the Company included in the transactions described in this section (other than ExxonMobil, Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, may arise in the ordinary course of business.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements (which is referred to as the fuel supply agreement), ExxonMobil and Mobil Diesel (collectively, the “ExxonMobil Suppliers”) will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements (which is referred to as the lubricant supply agreement), the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in that agreement.

Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Corporation and Exxon Corporation, ExxonMobil is unable to directly sell Mobil branded fuel products in certain markets. There are two company-operated Petro Stopping Centers located in these markets. The Company does not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on the volumes or results of operations of these two Petro Stopping Center locations.

The diesel fuel sold at all but eight company-operated Petro Stopping Centers and some of the Company’s franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of the company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the fuel supply agreement and the lubricant supply agreement, both dated July 23, 1999, the Company agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil’s trademarks at the company-operated Petro Stopping Centers and five of the franchise operated truck stops and Mobil branded gasoline for sites as selected by ExxonMobil, as limited, however, by existing contractual obligations to purchase gasoline from other suppliers. The contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) require that the Company purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of centers the Company operates, and other circumstances therein described. For 2003, the Company’s annual volume commitment was 202.9 million gallons of Mobil diesel under the fuel supply agreement and 1.5 million gallons of Mobil lubricants under the lubricant supply agreement. This constituted approximately 36.7% of the Company’s diesel fuel requirements and approximately 80.2% of the Company’s lubricant requirements. In addition, the Company is required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at the branded ExxonMobil locations.

If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements, plus additional amounts for each new Petro Stopping Center opened and which ExxonMobil agrees to supply. In 2001, 2002, and 2003, the Company incurred penalties of approximately $139,000, $184,000, and $397,000, respectively. In connection with the Refinancing Transactions, the Company amended the ExxonMobil Supply Agreements. The amendment contemplates that the Company may purchase fuel from other suppliers, but does not revise the penalties for failing to purchase our annual volume commitments. Instead, the amendment provides that the penalty will be multiplied by a fraction, the numerator of which is the Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, the Company will have an incentive to reduce its accounts payable to the ExxonMobil Suppliers each year. As provided for in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of the Company’s diesel fuel demand at Mobil-branded locations, Mobil Diesel purchases such additional diesel fuel from third party suppliers and then sells it to the Company. In such cases the Company can designate a third party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and the Company entered into an outsourcing agreement to document the responsibilities associated with the day-to-day operations of Mobil Diesel, including the ability of the Company personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil Diesel in a particular market area, the Company may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the Mobil Diesel approved third-party supplier, in which case Mobil Diesel would purchase the diesel fuel from the supplier and resell the product to the Company. Any change in supply source, other than a change resulting from inability to supply, does not affect the Company’s requirement to purchase the annual minimum number of gallons from Exxon Mobil specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that the Company may receive monthly from the ExxonMobil Suppliers’ specified distribution terminals. Prices to be charged for fuel sold to the Company under the ExxonMobil Supply Agreements are based on referenced prices plus delivery costs minus discounts.

Any new sites owned or operated by the Company must be branded to sell Mobil diesel at the ExxonMobil Suppliers’ option, and any new sites owned or operated by the Company in certain states must be branded to sell Mobil gasoline at the ExxonMobil Suppliers’ option.

The Company purchases diesel fuel and gasoline for each of its company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2003, the Company purchased 94.3% of its diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 74.2% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements were $696.9 million, $696.3 million, and $766.0 million for the years ended December 31, 2001, 2002, and 2003, respectively.

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. C&R provides the Company with fuel hauling within various specified markets designated by the Company under a fuel carrier agreement entered into on March 1, 2000 which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days prior notice. The C&R product services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees charged by C&R to the Company aggregated $7.1 million, $7.3 million, and $9.3 million for the years ended December 31, 2001, 2002, and 2003, respectively. Additionally, the Company sells diesel fuel to C&R, at the Company’s cost, which aggregated to $2.4 million, $9.0 million, and $1.4 million for the years ended December 31, 2001, 2002, and 2003, respectively.

On July 23, 1999, Volvo Trucks and the Company entered into an Operating Agreement related to the warranty, maintenance, and service work the Company provides to Volvo Trucks managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo Trucks and the Company to utilize the Company’s truck stop space for Volvo truck sales and marketing.

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer,

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

wine, and wine coolers at a limited number of its Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by the Company is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as the Company’s reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company’s revenues in connection with the C&PPR agreement were $72,000, $55,000, and $61,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The Company’s revenues in connection with the Petro Truckstops agreement were $40,000, $43,000, and $44,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The Company’s revenues in connection with the Petro Beverage, Inc. agreement were $6,800, $7,300, and $8,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by the Company and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term which expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. The Company received $17,000, $25,000, and $15,000 for the years ended December 31, 2001, 2002, and 2003, respectively, representing its share of the gross receipts generated.

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes and services video and other games to the company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of the company-operated Petro Stopping Centers, of which the Company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. The Company received $3.1 million, $2.5 million, and $2.1 million for the years ended December 2001, 2002, and 2003, respectively, representing its share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993, the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, (“Property Agreement”) between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2001, 2002, and 2003. The Company also receives a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2001, 2002, and 2003. Additionally, the Company sells diesel fuel to the Shreveport location which aggregated to $14.1 million, $11.8 million, and $13.8 million for the years ended December 31, 2001, 2002, and 2003, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The office building in which the Company’s principal executive offices are located is owned by J.A. Cardwell, Sr., the Chairman, Chief Executive Officer, and President of the Company. The Company leases the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease, the Company pays rent totaling $336,000 per year. In addition to rent, the Company is required to pay all taxes, maintenance, and other operating expenses related to the leased building.

The Petro Stopping Center located in North Baltimore, Ohio was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., the Chief Operating Officer of the Company. Effective January 8, 2002, the Company leased the North Baltimore site under a lease with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the Company has the option to purchase the Petro Stopping Center at a purchase price of $5.6 million anytime during the lease. Under the lease terms, the Company pays rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000. The entire $682,080 was paid for the year ended December 31, 2003.

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability corporation, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made an initial capital contribution of $2.0 million for working capital and inventory, which is the Company’s basis for the investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. The Company received management fees of $250,000, $253,000, and $382,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Additionally, the Company is responsible for the administrative accounting and tax functions of Petro Travel Plaza and received $25,000, for each of the years ended December 31, 2001 and 2002, and $30,000 for the year ended December 31, 2003 for these services. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $122,000, $406,000, and $476,000 for the years ended December 31, 2001, 2002, and 2003, respectively. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. These franchise agreements do not contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2001, 2002, and 2003, the Company purchased receivables from HSV in the amounts of $14.2 million, $10.2 million, and $9.1 million, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.2 million for the year ended December 31, 2001 and approximately $1.1 million for each of the years ended December 31, 2002 and 2003.

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

Concurrent with the Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify the Company and the Holding Partnership, and the general and an limited partners thereof, for a definitive amount of debt arising out of the Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Company and the Holding Partnership, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2001, 2002, and 2003 were $10,000, $15,000, and $42,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

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

Distributions

Under the terms of the Partnership Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 2001, 2002, and 2003, were $10,000, $15,000, and $42,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

As of December 31, 2003, the historical net book value of assets and liabilities was approximately $23.4 million greater than the associated net tax basis of those assets and liabilities.

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

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

50.0% of the participants’ contributions up to 4.0% of the participants annual salary and aggregated approximately $372,000, $400,000, and $378,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2001, 2002, and 2003.

In December 2002, the Company amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $765,000, $799,000, and $1.1 million at December 31, 2001, 2002, and 2003, respectively. The Company’s matched deferral expenses for the years ended December 31, 2001, 2002, and 2003, totaled $25,300, $25,600, and $14,300, respectively.

(11) Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2001, 2002, and 2003. The Company provides the disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

All options are for equity interests in the Holding Partnership. Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Holding Partnerships’ partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Holding Partnerships’ latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 2000 market price ($3,086 per .01% interest) were determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

Vesting occurs over four years at 25.0% per year. At December 31, 2003, approximately 8.49% of the partnership options were exercisable, all at a weighted average exercise price of $2,970, and all of which expire from 2007 to 2010. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution of Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Company, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Larry Zine was granted options separately from the Option Plan to acquire a 3.91% ownership in the Holding Partnership at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in the Holding Partnership as a result of the 1999 Transaction.

A summary of the status of the Holding Partnerships’ total outstanding partnership interest options are as of December 31, 2001, 2002, and 2003, and changes during the years then ended is as follows:

	Percentage Interests	Exercise Price (1)
Options outstanding at December 31, 2000	12.35	3,086
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(2.74)	3,266

Options outstanding at December 31, 2001	9.61	3,035
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.61)	2,945

Options outstanding at December 31, 2002	9.00	3,041
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.36)	4,221

Options outstanding at December 31, 2003	8.64	2,992

(1)	Weighted average per .01% interest

(12) Commitments, Contingencies, and Guarantees

From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company guaranteed a portion of the Petro Travel Plaza’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $351,000. The fair value of the guarantee is insignificant.

Additionally, the Company guaranteed a portion of Petro Travel Plaza’s debt under a Continuing Guaranty dated as of May 12, 2003, which was modified by an Amended and Restated Guaranty Agreement on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

(13) Financial Instruments

The Company has engaged in only limited hedging activities and has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with ExxonMobil entered in July 1999. Under the terms of one of these agreements, the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements, see Note (8). Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2002 and 2003, the Company was not a party to any futures or option contracts.

As of December 31, 2002 and 2003, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s retired senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. The Company’s principal market risk as it relates to long-term debt is its exposure to changes in interest rates. The fair value of the 10 1/2% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Balance sheet financial instruments Long-term debt	$191,044	$186,048	$175,479	$178,441
Other financial instruments Interest rate swap agreements	(456)	(456)	—	—

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses derivatives to manage well-defined interest rate risks. At December 31, 2002, the Company was party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, the Company paid a fixed rate of 3.86% on a portion of its retired credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of the Company’s interest rate exposure on its retired credit facilities from a floating rate to a fixed rate basis. For the years ended December 31, 2001, 2002, and 2003, the effect of the swap was to increase the rate the Company was required to pay by 2.0%, 2.0%, and 2.6%, respectively, which resulted in additional interest expense of approximately $397,000, $379,000, and $495,000, respectively.

(14) Environmental Matters

The Company’s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of the Company’s business, it uses underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade the Company’s USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company has incurred approximately $421,000 in remediation costs as of December 31, 2003 related to Corning, California of which $300,000 is accrued at year-end. Management does not believe any additional required remediation will have a material adverse effect on the Company’s consolidated financial position or results of operations. Management believes that all of the Company’s USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ownership of the properties and operation of its business may subject the Company to liability under various federal, state, and local environmental laws, ordinances, and regulations relating to cleanup and removal of hazardous substances (which may include petroleum and petroleum products) on, under, or in such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person.

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2001, 2002, and 2003, the Company’s expenditures for environmental matters were approximately $128,000, $332,000, and $180,000, respectively. See Note (2) for a discussion of the Company’s accounting policies relating to environmental matters.

The Company carries pollution legal liability insurance and UST insurance to cover likely and reasonably anticipated potential environmental liability associated with its business. While management believes that this coverage is sufficient to protect the Company against likely environmental risks, the Company cannot make assurances that its insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s business, assets, or results of operations.

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 2002 and 2003, this accrual amounted to $0 and $300,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2002 and 2003, the Company has recognized receivables of approximately $138,000 and $460,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

(15) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2001, 2002, and 2003, the revenues generated from the company-operated truck stops were $908.0 million, $918.1 million, and $1.1 billion, respectively.

As of December 31, 2001, 2002, and 2003, the Company was a franchisor to 20, 23, and 23 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2001, 2002, and 2003, the revenues generated from the Company’s franchise operations were $10.0 million, $4.8 million, and $5.3 million, respectively. The high franchise revenue for the year ended December 31, 2001 was due to a $5.0 million payment for the early termination of four franchise agreements. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. On January 1, 2003, the Company adopted the provisions of this statement, however it had no significant impact on the Company’s consolidated financial statements or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities three classes of freestanding financial instruments that embody obligations for the issuer. Upon adoption of SFAS No. 150, an entity reports the cumulative effect of a change in accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this statement. Adoption of SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. On July 1, 2003, the Company adopted this statement, however, it had no significant impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management does not believe that the adoption of this revised Interpretation will have a significant impact on the Company’s consolidated financial statements or results of operations.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$209,689	$230,383	$242,837	$240,016
Operating income	4,428	7,853	8,548	6,537
Net income (loss)	(886)	2,681	3,594	1,636

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$270,741	$252,031	$271,701	$268,834
Operating income	5,617	7,392	8,690	7,115
Net income	225	2,711	4,133	1,592

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.

Independent Auditors’ Report

The Board of Directors and Partners

Petro Stopping Centers, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, changes in partners’ capital (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

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

KPMG LLP

El Paso, Texas

March 5, 2004

PETRO STOPPING CENTERS, L.P.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2001, 2002, and 2003

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Write-off, net	Balance at end of year
Year ended December 31, 2001:
Allowance for doubtful accounts	$763	267	304	$726
Inventory Reserve	434	—	201	233

Year ended December 31, 2002:
Allowance for doubtful accounts	$726	209	257	$678
Inventory Reserve	233	—	—	233

Year ended December 31, 2003:
Allowance for doubtful accounts	$678	144	44	$778
Inventory Reserve	233	—	—	233

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Within the 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and President and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information as of February 1, 2004, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	71	Chairman, Chief Executive Officer, President, and Member of the Executive Committee
James A. Cardwell, Jr.	43	Chief Operating Officer and Director
Edward Escudero	33	Chief Financial Officer, Treasurer, and Secretary
David Latimer	45	Vice President of Petro:Lube
Keith Kirkpatrick	43	Executive Director of Fuel/Store Operations
Eddie H. Brailsford	49	Director and Member of the Audit Committee
James M.E. Mixter, Jr.	53	Director and Member of the Executive Committee
Bjorn Ahlstrom	70	Director and Member of the Executive Committee
Larry J. Zine	49	Director and Member of the Audit Committee
Jeffrey A. Eckstein	41	Director and Member of the Audit Committee

J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as Chief Executive Officer of the Company since May of 1992, as our Chairman since March of 1993, and as our President since December of 2003. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities, and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of State National Bancshares, Inc., Archstone-Smith, and El Paso Electric. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

James A. Cardwell, Jr. was named our Chief Operating Officer in January 2001 and is a director of the Company. Mr. Cardwell, Jr. is responsible for our operations, overseeing the diesel fuel islands, Iron Skillet Restaurants, travel and convenience stores, and Petro:Lubes. Mr. Cardwell, Jr. also oversees the franchise, marketing, and fleet sales departments. Mr. Cardwell, Jr. has been involved full time with the Company for over 20 years and has held various positions including most recently Senior Vice President of Marketing and Planning. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

Edward Escudero was named our Chief Financial Officer as of January 1, 2003 and is responsible for all the financial, accounting, treasury, and credit operations, in addition to acting as Treasurer since January 2002 and as Secretary since December of 2003. Mr. Escudero has served in various financial positions for the Company since March 1999 including most recently Vice President of Finance. Before his position with the Company, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. He received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

David Latimer joined the Company in 1983, and has been serving as Vice President of Petro:Lube since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

Keith Kirkpatrick joined the Company in 1986 and was named Executive Director of Fuel/Store Operations in 2001. He is currently responsible for our fuel island and travel store operations. Mr. Kirkpatrick has served in various administrative support and related operational positions since joining the Company, including most recently Director of Fuel Island Operations and Director of Fuel/Store Operations.

Eddie H. Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Chief Financial Controller, Director of Financial Planning, and Director of Accounting. Mr. Brailsford has been with Volvo for over 15 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

James M.E. Mixter, Jr. has been a director of the Company since June 2003. Mr. Mixter is employed by Exxon Mobil Corporation as U.S. National Accounts Manager in its Fuels Marketing Company. He joined ExxonMobil in 1975 and has held a variety of assignments in sales, staff, and management. From 1998 to 2000, he was manager of U.S. Convenience Products. In 2000, he moved to his current position and subsequently became Vice President and Director of Mobil Long Haul, Inc. and President and Director of Mobil Diesel Supply Corporation, both ExxonMobil affiliates. Mr. Mixter holds a BA degree in Economics from Amherst College and an MBA from the Colgate Darden Graduate School of Business at the University of Virginia.

Bjorn Ahlstrom has been a director of the Company since June 2001. Mr. Ahlstrom has served as the Chairman of Volvo Group N.A. since January 2002 and also owns and operates his private business consulting firm. Previously, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation (“VNAC”) from 1971 until 1991. During this term, VNAC owned and operated Volvo’s businesses in the United States and Canada. Mr. Ahlstrom began his career with IBM in 1958, holding various marketing and executive positions, until he left to join Volvo as head of worldwide sales and marketing in 1968. Mr. Ahlstrom has been awarded honorary Doctor of Law degrees from St. John’s University, NY, and Ramapo College, NJ.

Larry J. Zine has been a director of the Company since January 1999. Mr. Zine served as Executive Vice President and Chief Financial Officer of the Company from December 1996 to January 1999 and as President of the Company from January 1999 through July 1999. Mr. Zine joined Blockbuster, Inc. in 1999 and currently serves as Executive Vice President, Chief Financial Officer, and Chief Administrative Officer. Prior to joining the Company, Mr. Zine was the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. He was educated at the University of North Dakota and holds a M.S. degree in Accounting and a B.B.S. in Marketing.

Jeffrey A. Eckstein has been a director of the Company since December 2003. Mr. Eckstein is currently serving as the Manager – Strategic Alliance Group, Americas for Exxon Mobil Corporation and has held that position since January 2004. Mr. Eckstein has also served as Manager – Marine Lubricants Business, North America, N.E. Regional Distributor Sales Manager, and U.S. National Sales Manager – Passenger Vehicle Business for ExxonMobil and has been employed by ExxonMobil for the past 18 years.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. The Audit Committee is comprised of the following directors: Eddie H. Brailsford, Larry J. Zine, and Jeffrey A. Eckstein. Our Board has determined that both Mr. Brailsford and Mr. Zine are the audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Brailsford is not independent from management under applicable Securities and Exchange Commission requirements due to his employment by one of our affiliates, Volvo Trucks North America, Inc., per the definition of independence in Item 7(d)(e)(iv) of Schedule 14A under the Exchange Act. Additionally, Mr. Zine does not qualify as independent from management due to his continued employment with the Company on a very limited basis. Mr. Zine receives an annual salary of $30,000.

Item 11. Executive Compensation

Executive Compensation

The following tables present information concerning the compensation paid for services rendered to the Company for the years ended December 31, 2003, 2002, and 2001, to the Chief Executive Officer and President of the Company and the four other most highly paid executive officers employed by the Company at the end of 2003, collectively, the “Named Executive Officers”. As of May 12, 2003, Nancy Santana was no longer an employee of the Company. Her information is included below because she was a Named Executive Officer at the end of fiscal year 2002.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation		Long-Term Compensation Awards Options (% Interest)		All Other Compensation
		Salary	Bonus
J.A. Cardwell, Sr. Chief Executive Officer and President	2003 2002 2001	$420,000 420,000 420,000	$150,000 150,000 —	$53,961 75,486 43,724	(1) (1) (1)	$	— — —	$262,759 257,394 256,965	(2) (2) (2)

James A. Cardwell, Jr. Chief Operating Officer	2003 2002 2001	197,115 190,000 187,115	100,000 80,000 60,000	— — —			— — —	4,742 6,800 3,742	(3) (3) (3)

Edward Escudero Chief Financial Officer	2003 2002 2001	145,083 132,867 103,150	150,000 65,000 25,000	— — —			— — —	3,552 21,476 20,881	(4) (4) (4)

Nancy Santana Vice President- General Counsel	2003 2002 2001	62,000 160,000 158,845	— 65,000 60,000	— — —			— — —	1,905 2,354 2,100	(5) (5) (6)

David Latimer Vice President- Petro:Lube	2003 2002 2001	148,366 144,260 143,048	85,000 75,000 5,000	— — —			— — —	3,437 2,217 1,949	(7) (7) (7)

Keith Kirkpatrick Executive Director of Fuel/Store Operations	2003 2002 2001	142,288 139,489 124,325	10,000 45,000 9,000	— — —			— — —	1,325 50 1,375	(8) (8) (8)

(1)	Included in these amounts are tax preparation advice in the amount of $30,714, $47,624, and $39,338 for the years ended December 31, 2003, 2002, and 2001, respectively.
(2)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $4,200 for each plan in 2003, 2002, and 2001. Additionally, life insurance premiums for the benefit of J.A. Cardwell, Sr. were paid in the amount of $252,859 for the year ended December 31, 2003 and $243,540 annually for the years ended December 31, 2002 and 2001. Also included in All Other Compensation is the actuarial value of this life insurance in the amounts of $5,920, $5,454, and $5,025 for the years ended December 31, 2003, 2002, and 2001, respectively.
(3)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,771 and $1,971 respectively for 2003, and $2,500 and $4,300, respectively for 2002, and $1,871 for each plan for 2001.
(4)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,101 and $1,451, respectively for 2003, and $1,761 and $1,511, respectively for 2002, and $2,157 and $520, respectively for 2001. Additionally, a retention bonus was earned in the amount of $18,204 for each of the years ended December 31, 2002 and 2001.
(5)	Represents employer contributions to a 401(k) Plan of $1,905 for 2003 and $2,354 for 2002.
(6)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $2,025 and $75, respectively for 2001.
(7)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,350 and $87, respectively for 2003, and $1,966 and $251, respectively for 2002, and $1,430 and $519, respectively for 2001.
(8)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $675 and $650, respectively for 2003, and $25 and $25, respectively for 2002, and $675 and $700, respectively for 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-end Option/SAR Values

Name	Amount Acquired on Exercise(%)(1)	Value Realized($)(1)	Company Interests Underlying Unexercised Options/SARs at Fiscal Year-end(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options/SARs at Fiscal Year-end($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	181,462/0
Edward Escudero	—	—	.11/.03	122/40
David Latimer	—	—	.36/0	50,406/0
Keith Kirkpatrick	—	—	.36/0	50,406/0

(1)	No options were exercised in 2003.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of the Holding Partnership’s equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 of the notes to consolidated financial statements for the year ended December 31, 2003.

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in our continued success, which is more fully described in Note 11 of the notes to consolidated financial statements included herein. We apply Accounting Principles Board Opinion No. 25 in accounting for our Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2001, 2002, and 2003. We provide the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

Mr. Zine was granted options separately from the Option Plan to acquire a 3.91% ownership interest in the Holding Partnership at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in the Holding Partnership as a result of the 1999 recapitalization transaction (the “1999 Transaction”).

All options are for equity interests in the Holding Partnership. No options were granted in 2003.

Compensation of Members of the Board of Directors

Members of the Board of Directors of the Company who are not full-time employees of the Company receive a payment of $3,500 per meeting from the Company for their services. Members who are our full-time employees or employees of our partners do not receive a salary or any other payment for their services on the Board of Directors. Mr. Ahlstrom is the only director currently receiving compensation under this policy.

Compensation Committee

The Company does not maintain a formal Compensation Committee. Executive level compensation is established by the Board of Directors while other levels of compensation are established pursuant to established policies and procedures. The officers administer any bonus plan adopted by the Board of Directors. The Chief Executive Officer and President’s salary is determined by the Executive Committee of the Board of Directors. During the year ended December 31, 2003, the members of the Executive Committee were J.A. Cardwell, Sr., James M.E. Mixter, Jr., and Bjorn Ahlstrom.

Employment Agreements

The Company has entered into two employment agreements with Company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr. J.A. Cardwell, Sr.’s employment agreement commenced on February 10, 1999 and its initial term expired on February 10, 2002. J.A. Cardwell, Sr.’s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice of termination. No notice of termination was given prior to the employment agreement’s expiration date. Under his employment agreement, J.A. Cardwell, Sr.’s annual base salary is $420,000 and may be increased by the Company’s Board of Directors (or compensation committee, if one is established). J.A. Cardwell, Sr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr., and the Company’s Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, cost the Company approximately $54,000 for the year ended December 31, 2003.

The employment of J.A. Cardwell, Sr. may be terminated either with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, or without cause. He may elect to terminate his employment agreement at any time by providing 60 days notice; and in any of these cases, he will be entitled to receive his base salary and accrued vacation pay through the date of termination. If the Company terminates J.A. Cardwell, Sr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. J.A. Cardwell, Sr.’s employment agreement contains customary non-solicitation provisions upon termination of the agreement.

James A. Cardwell, Jr.’s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Company’s Board of Directors approved an amendment to James A. Cardwell, Jr.’s employment agreement that effectively renews such agreement annually, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment increased his annual base salary to $190,000 which may continue to be increased by the Company’s Board of Directors (or compensation committee, if one is established). James A. Cardwell, Jr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between James A. Cardwell, Jr. and the Company’s Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, costs the Company approximately $4,800 per annum.

Under his amended employment agreement, the Company may terminate James A. Cardwell, Jr.’s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Company’s failure to provide the material benefits due to him, or without good reason. Generally, termination of the amended employment agreement by the Company without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Company with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Company terminates James A. Cardwell, Jr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. James A. Cardwell, Jr.’s amended employment agreement contains non-solicitation provisions upon termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Holding Partnership directly and indirectly is the owner of approximately 99.5% of the partnership interests of the Company, with the remaining 0.5% owned by Petro, Inc. (controlled by J.A. Cardwell, Sr.) and James A. Cardwell, Jr. The Company has only one class of partnership interests, designated common partnership interests. The following table sets forth certain information regarding beneficial ownership of the Company’s partnership interests by each general partner, each limited partner who owns more than 5.0% of the Company’s partnership interests, each director who beneficially owns partnership interests, each executive officer who beneficially owns partnership interests, and all directors and executive officers of the Company as a group. Except as discussed in the footnotes to the table, each partner listed below has informed the Company that it has (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner’s partnership interests.

Names and Address	Type of Interest	Percentage of Class
J.A. Cardwell, Sr. 6080 Surety Drive El Paso, Texas 79905	General Partner	0.25	%(1)

Petro Stopping Centers Holdings, L.P. 6080 Surety Drive El Paso, Texas 79905	Limited Partner	99.50	%(2)

James A. Cardwell, Jr. 6080 Surety Drive El Paso, Texas 79905	Limited Partner	0.25%

All directors and officers as a group		0.5%

(1)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, L.P., a Texas limited partnership of which Texas MEC, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(2)	Petro Stopping Centers Holdings, L.P., a Delaware limited partnership, was formed on July 23, 1999 as a holding partnership and conducts substantially all of its operations through the Company, which holds the operating assets of the Holding Partnership. The common limited partnership interests of the Holding Partnership are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), and Petro, Inc. (collectively, the “Cardwell Group”) (approximately 51.6%), Volvo Petro Holdings LLC (approximately 28.7%), Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of ExxonMobil (approximately 9.7%), and Petro Warrant Holdings Corporations (approximately 10.0%). In addition to the common limited partnership interests, convertible preferred limited partnership interests are owned by Mobil Long Haul ($5.0 million) and preferred limited partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million), which are entitled to cumulative preferred returns at the rate of 12.0% per annum, 9.5% per annum, and 8.0% per annum, respectively.

As of December 31, 2003, the Holding Partnership’s outstanding partnership interest options are as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	8.64	$2,992	5.57

Equity compensation plans not approved by the Board of Directors	—	—	—

Total	8.64	$2,992	5.57

Item 13. Certain Relationships and Related Transactions

Many of the relationships described below between us and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of us. Prior to 1997, other than Board of Director approval, there was no formal procedure to ensure that related-party contracts contained arms-length terms and competitive pricing. In 1997, we implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party transactions would be subject to a competitive bid or competitive analysis process. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

Each of the related parties and/or affiliates of us included in the transactions described in this section (other than ExxonMobil, Mobil Diesel, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, may arise in the ordinary course of business.

ExxonMobil Agreements

In July 1999, we entered into two ten-year fuel supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, we have the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements (which we refer to as the fuel supply agreement), the ExxonMobil Suppliers will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in those markets in which Mobil branded diesel fuel and gasoline are available for sale, and under the other of these agreements (which we refer to as the lubrication supply agreement), we purchase lubricants, based on minimum purchase commitments, at the prices set forth in that agreement.

Under a Consent Decree issued by the Federal Trade Commission in connection with the merger of Mobil Corporation and Exxon Corporation, ExxonMobil is unable to directly sell Mobil branded fuel products in certain markets. There are two company-operated Petro Stopping Centers located in these markets. We do not believe that the loss of the Mobil diesel brand in these markets has had a material adverse effect on the volumes or results of operations of these two Petro Stopping Center locations.

The diesel fuel sold at all but eight company-operated Petro Stopping Centers and some of our franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of our company-operated Petro:Lubes feature Mobil Delvac lubricants. Under the fuel supply agreement and the lubricant supply agreement, both dated July 23, 1999, we agreed to purchase Mobil branded lubricant products and Mobil branded diesel fuel for sale and distribution under Mobil’s trademarks at our company-operated Petro Stopping Centers and one of our franchise operated truck stops and Mobil branded gasoline for sites as selected by ExxonMobil, as limited, however, by existing contractual obligations to purchase gasoline from other suppliers. The ExxonMobil Supply Agreements require that we purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of centers we operate, and other circumstances therein described. For 2003, our annual volume commitment was 202.9 million gallons of Mobil diesel under the fuel supply agreement and 1.5 million gallons of Mobil lubricants under the lubricant supply agreement. This constitutes approximately 36.7% of our diesel fuel requirements and approximately 80.2% of our lubricant requirements. In addition, we are required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at our branded ExxonMobil locations.

If we do not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements, plus additional amounts for each new Petro Stopping Center opened and which ExxonMobil agrees to supply. In 2001, 2002, and 2003, we incurred penalties of approximately $139,000, $184,000, and $397,000, respectively. In connection with the Refinancing Transactions, we have amended the ExxonMobil Supply Agreements. The amendment contemplates that we may purchase fuel from other suppliers, but does not revise the penalties for failing to purchase our annual volume commitments. Instead, the amendment provides that the penalty will be multiplied by a fraction, the numerator of which is our trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, we will have an incentive to reduce our accounts payable to the ExxonMobil Suppliers during each year. As provided for in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of our diesel fuel demand at Mobil branded locations, Mobil Diesel purchases such additional diesel fuel from third-party suppliers and then sells it to us. In such cases we can designate a third-party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternative source supplier agrees to specified procedures. Effective June 2001, both Mobil Diesel and us entered into an outsourcing agreement to document the responsibilities associated with the day to day operations of Mobil Diesel, including the ability of our personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

If we are able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil Diesel in a particular market area, we may request that ExxonMobil meet the lower price or allow a portion of its diesel fuel requirements to be supplied from the Mobil Diesel approved third-party supplier, in which case Mobil Diesel would purchase the diesel fuel from the supplier and resell the product to us. Any change in supply source, other than a change resulting from inability to supply, does not affect our requirement to purchase the annual minimum number of gallons from ExxonMobil specified distribution terminals as provided in the ExxonMobil Supply Agreements. The ExxonMobil Supply Agreements also place a limit on the maximum number of gallons of diesel fuel that we may receive monthly from the ExxonMobil Suppliers’ specified distribution terminals. Prices to be charged for fuel sold to us under the ExxonMobil Supply Agreements are based on referenced prices plus delivery costs minus discounts.

Any new sites owned or operated by us must be branded to sell Mobil diesel at the ExxonMobil Suppliers’ option and any new sites owned or operated by us in certain states must be branded to sell Mobil gasoline at the ExxonMobil Suppliers’ option. In connection with the Refinancing Transactions, we have amended the ExxonMobil Supply Agreements.

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2003, we purchased 94.3% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 74.2% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under the ExxonMobil Supply Agreements for the years ended December 31, 2001, 2002, and 2003 totaled $692.3 million, $696.3 million, and $766.0 million, respectively.

Product Services Agreement and Fuel Sales Agreement

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), we currently purchase Chevron branded gasoline and motor oils at cost for three of our Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R which terminates in December 2004, under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. C&R provides us with fuel hauling within various specified markets designated by us under a fuel carrier agreement entered into on March 1, 2000 which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees C&R charged us aggregated $7.1 million, $7.3 million, and $9.3 million for the years ended December 31, 2001, 2002, and 2003, respectively. Additionally, we sell diesel fuel to C&R, at our cost, which aggregated to $2.4 million, $9.0 million, and $1.4 million for the years ended December 31, 2001, 2002, and 2003, respectively.

Volvo Trucks Agreement

On July 23, 1999, we and Volvo Trucks entered into an Operating Agreement related to the warranty, maintenance, and service work we provide to Volvo Trucks managed vehicles, the sale by us of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo Trucks and us to utilize our truck stop space for Volvo truck sales and marketing.

Alcohol Sales and Servicing Agreement

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of our Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by us is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $72,000, $55,000, and $61,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Our revenues in connection with the Petro Truckstops agreement were $40,000, $43,000, and $44,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $6,800, $7,300, and $8,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Motor Media Arrangements

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term which expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. We received $17,000, $25,000, and $15,000 for the years ended December 31, 2001, 2002, and 2003, respectively, representing our share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Amusement and Video Poker Games Agreements

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes and services video and other games to our company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. The Amended Amusement Agreement currently covers 31 of our company-operated Petro Stopping Centers, of which we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. We received $3.1 million, $2.5 million, and $2.1 million for the years ended December 2001, 2002, and 2003, respectively, representing our share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of revenue collected to us and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000 we leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, (“Property Agreement”) between us and Petro Truckstops, Inc., we receive rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2001, 2002, and 2003. We also receive a management fee of $250,000 per annum, which was also received for each of the years ended December 31, 2001, 2002, and 2003. Additionally, we sell diesel fuel to the Shreveport location which aggregated to $14.1 million, $11.8 million, and $13.8 million for the years ended December 31, 2001, 2002, and 2003, respectively.

Principal Executive Offices

The office building in which our principal executive offices are located is owned by J.A. Cardwell, Sr., our Chairman, Chief Executive Officer, and President. We rent the entire building under a lease agreement, as amended on July 10, 2003, which extended the term of the lease from December 31, 2005 to December 31, 2013. Under the lease, we pay rent totaling $336,000 per year. In addition to rent, we are required to pay all taxes, maintenance, and other operating expenses related to the leased building.

North Baltimore, Ohio Petro Stopping Center

The Petro Stopping Center located in North Baltimore, Ohio, was purchased from the previous lessor by TSP Holdings, LLC, a company which is wholly owned by James A. Cardwell, Jr., our Chief Operating Officer. Effective January 8, 2002, we leased the North Baltimore site under a lease, with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, we have the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, we pay rent totaling $682,080 per annum, which was paid on a pro-rata basis for the year ended December 31, 2002 in the amount of $667,000. The entire $682,080 was paid for the year ended December 31, 2003.

Agreement with Tejon Development Corporation

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability corporation, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among us, Tejon, and Tejon Ranch Company, as guarantor, we made an initial capital contribution of $2.0 million for working capital and inventory, which is our basis for the investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. We received a management fee of $250,000, $253,000, and $382,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Additionally, we are responsible for the administrative accounting and tax functions of the Petro Travel Plaza and received $25,000 for each of the years ended December 31, 2001 and 2002, and $30,000 for the year ended December 31, 2003 for these services. As a 40.0% member of the Petro Travel Plaza, we receive 40.0% of the location’s operating earnings, which is accounted for using the equity method. Our 40% share amounted to income of $122,000, $406,000, and $476,000 for the years ended December 31, 2001, 2002, and 2003, respectively. This Petro Stopping Center location began operations in June 1999.

In addition to the LLC Agreement, we guaranteed a portion of Petro Travel Plaza’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $351,000. The fair value of the guarantee is insignificant.

Additionally, we guaranteed a portion of Petro Travel Plaza’s debt under a Continuing Guaranty dated as of May 12, 2003, which was modified by an Amended and Restated Guaranty Agreement on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of December 31, 2003, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen,

Virginia; Florence, South Carolina; and Carnesville, Georgia. Management believes none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2001, 2002, and 2003, we purchased receivables from HSV in the amounts of $14.2 million, $10.2 million, and $9.1 million, respectively. Additionally, we received franchise fees from HSV of approximately $1.2 million for the year ended December 31, 2001 and approximately $1.1 million for each of the years ended December 31, 2002 and 2003.

Option and Right of First Refusal

Concurrent with the formation of the Company in April 1992, J.A. Cardwell, Sr., James A. Cardwell, Jr., and officers and directors of the Company, executed an Option and Right of First Refusal Agreement which granted to us and other parties the options, which expire in December 2006, to purchase certain properties owned by the Cardwell Group or their affiliates that are located near or adjacent to certain of our Petro Stopping Centers, and a right of first refusal on these properties. The price at which an option property may be purchased will be equal to the fair market value of the property when the option is exercised as determined by an appraisal.

Indemnity Agreements

Concurrent with our Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify us and the Holding Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve us and the Holding Partnership, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Tax Reimbursements

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2001, 2002, and 2003 were $10,000, $15,000, and $42,000, respectively. In addition to the tax distribution for the year ended December 31, 2001, the partners received a tax refund of $105,000.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by KPMG LLP for the years ended December 31, 2002 and 2003 were $141,000 and $144,000, respectively. These fees were for professional services rendered in connection with the audit of our annual consolidated financial statements and with the review of consolidated financial statements included in our Quarterly Reports on Form 10-Q as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2002 and 2003.

Tax Fees. The aggregate tax fees billed by KPMG LLP for the years ended December 31, 2002 and 2003 were $92,000 and $39,000, respectively. These fees were for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. The aggregate other fees billed by KPMG LLP for the years ended December 31, 2002 and 2003 were $44,000 and $340,000, respectively. These fees were for professional services rendered in connection with our IRS and 401K Audits. Additionally, for the year ended December 31, 2003, services include an analysis of our life insurance policies. These fees are not included in Audit Fees, Audit-Related Fees, and Tax Fees above.

Pre-approval Policies and Procedures. We have adopted pre-approval policies and procedures covering all services provided by our independent accountants. All services rendered by KPMG LLP were pre-approved by the Audit Committee for the years ended December 31, 2002 and 2003.

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

3.	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 65 through 68 of this Annual Report.

(b)	Reports on Form 8-K:

The Registrant filed a report on Form 8-K on January 23, 2004 reporting on Other Events, the issuance of a press release announcing the commencement of Petro Stopping Centers, L.P. and Petro Financial Corporation’s offer to purchase for cash all of their outstanding $135,000,000 aggregate principal amount at maturity 10 1/2% Notes.

The Registrant filed a report on Form 8-K on January 30, 2004 reporting on Other Events, the issuance of a press release announcing the receipt of the requisite consents required to adopt the proposed amendments to the indenture governing the outstanding $135,000,000 aggregate principal amount at maturity 10 1/2% Notes.

The Registrant filed a report on Form 8-K on February 23, 2004 reporting on Other Events, the issuance of a press release announcing the closing of a series of transactions pursuant to which the Holding Partnership and its affiliated entities, Petro Holdings Financial Corporation, Petro Warrant Holdings Corporation, Petro Stopping Centers, L.P. and Petro Financial Corporation have refinanced substantially all of their existing indebtedness.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
Chairman, Chief Executive Officer, and President
(On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Date: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	March 25, 2004

/s/ Edward Escudero (Edward Escudero)	Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 25, 2004

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	Chief Operating Officer and Director	March 25, 2004

/s/ Eddie H. Brailsford (Eddie H. Brailsford)	Director	March 25, 2004

/s/ James M.E. Mixter, Jr. (James M.E. Mixter, Jr.)	Director	March 25, 2004

/s/ Bjorn Ahlstrom (Bjorn Ahlstrom)	Director	March 25, 2004

/s/ Larry J. Zine (Larry J. Zine)	Director	March 25, 2004

/s/ Jeffrey A. Eckstein (Jeffrey A. Eckstein)	Director	March 25, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (aa)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (gg)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

3.3 (bb)	Certificate of Incorporation of Petro Financial Corporation.

3.4 (bb)	Bylaws of Petro Financial Corporation.

4.2 (aa)	Indenture, dated as of January 30, 1997 among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.’s $135.0 million principal amount 10 1/2% Senior Notes due 2007.

4.3 (aa)	Form of 10 1/2% Senior Note due 2007.

4.5 (hh)	Supplemental Indenture, dated July 23, 1999, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, relating to Petro Stopping Centers, L.P.’s 10 1/2% Senior Notes due 2007.

4.7 (ll)	Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 30, 2001, among Petro Stopping Centers, L.P., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston, N.A.), as Agent, First Union National Bank, as Documentation Agent and Fleet Securities, Inc., as Arranger.

4.8 (rr)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.9 (rr)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.10 (rr)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.11 (rr)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

10.1 (bb)	Surety Drive lease agreement, dated April 30, 1992, between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.2 (cc)	Form of the Company’s Franchise Agreement.

10.3 (bb)	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.4 (bb)	Lease with Option to purchase, dated September 9, 1983, among Vaughn O. Seale, Francine S. Dodson, Hazel S. Darouse and Metro Hammond, Inc.

10.5 (bb)	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

10.6 (bb)	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

10.7 (aa)	Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

10.8 (aa)	Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

10.9 (aa)	Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

10.10 (aa)	Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc. and Petro Stopping Centers, L.P.

10.11 (dd)	Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Ranch Company, as Guarantor.

10.13 (ff)	Employment Agreement, dated February 10, 1999, by and between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.14 (ff)	Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.16 (gg)	Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.17 (gg)	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.18 (ii)	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.19 (jj)	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.20 (jj)	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.21 (kk)	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

10.22 (ll)	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

10.23 (mm)	Amended Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.24 (nn)	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.25 (nn)	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

10.26 (oo)	Services Outsourcing Agreement, dated July 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P.

10.27 (oo)	Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002, by and between Petro Stopping Centers, L.P. and Tejon Development Corporation.

10.28 (oo)	Nonqualified Deferral Plan Administration Services Agreement, dated January 23, 2003, between Benefit Plan Services, Inc. and Petro Stopping Centers, L.P.

10.29 (pp)	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company.

10.30 (qq)	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Trustee and Petro Stopping Centers, L.P.

10.31*	Letter Agreement, dated February 2, 2004, by and between ExxonMobil Oil Corporation and Mobil Diesel Supply Corporation, and Petro Stopping Centers, L.P.

10.32*	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Sr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holding, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.33*	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Jr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.34*	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by JAJCO II, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.35*	Second Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by Petro, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing Inc., and Petro Financial Corporation.

14.1*	Petro Stopping Centers, L.P.’s Professional Ethics Policy.

21.1 (aa)	Subsidiaries of the Company.

31.1*	Chairman, Chief Executive Officer, and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

(aa)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.

(bb)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(cc)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997.
(dd)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(ff)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(gg)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(hh)	Incorporated by reference to Petro Stopping Centers Holdings, L.P. Registration Statement on Form S-4 (Registration No. 333-87371).
(ii)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(jj)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(kk)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(ll)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(mm)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(nn)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(oo)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(pp)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(qq)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(rr)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
*	Filed herewith