Form 10-Q
period 2004-03-31
PETRO STOPPING CENTERS L P
filed 2004-05-13
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$17,806	$15,834
Trade accounts receivable, net	1,315	2,511
Inventories, net	25,410	26,731
Other current assets	1,215	1,491
Due from affiliates	4,950	3,167

Total current assets	50,696	49,734

Property and equipment, net	202,827	199,454
Deferred debt issuance costs, net	4,245	11,476
Other assets	13,072	12,133

Total assets	$270,840	$272,797

Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current portion of long-term debt	$9,500	$9,764
Trade accounts payable	13,928	8,141
Accrued expenses and other liabilities	25,691	23,432
Due to affiliates	19,104	19,917

Total current liabilities	68,223	61,254

Other liabilities	789	796
Long-term debt, excluding current portion	165,979	238,986

Total liabilities	234,991	301,036

Commitments and contingencies

Partners’ capital (deficit):
General partner’s	(210)	(230)
Limited partners’	36,059	(28,009)

Total partners’ capital (deficit)	35,849	(28,239)

Total liabilities and partners’ capital (deficit)	$270,840	$272,797

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2003	2004
Net revenues:
Fuel (including motor fuel taxes)	$213,570	$224,044
Non-fuel	57,171	62,083

Total net revenues	270,741	286,127

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	203,440	215,588
Non-fuel	22,248	24,591
Operating expenses	32,015	33,511
General and administrative	3,593	3,690
Depreciation and amortization	3,828	3,830
Loss on disposition of fixed assets	—	4

Total costs and expenses	265,124	281,214

Operating income	5,617	4,913

Loss on retirement of debt	—	(6,164)
Retired debt restructuring costs	—	(794)
Equity in loss of affiliate	(43)	(24)
Interest income	13	27
Interest expense	(4,965)	(5,537)

Income (loss) before cumulative effect of a change in accounting principle	622	(7,579)
Cumulative effect of a change in accounting principle	(397)	—

Net income (loss)	$225	$(7,579)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

For the Three Months Ended March 31, 2004

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital (Deficit)	Total Partners’ Capital (Deficit)
Balances, December 31, 2003	$(210)	$36,059	$35,849
Net loss	(20)	(7,559)	(7,579)
Partners’ operating distributions	—	(56,505)	(56,505)
Partners’ minimum tax distributions	—	(4)	(4)

Balances, March 31, 2004	$(230)	$(28,009)	$(28,239)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$225	$(7,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,828	3,831
Write-off of deferred financing costs associated with retired debt	—	4,009
Cumulative effect of a change in accounting principle	397	—
Deferred debt issuance cost amortization	449	799
Provision for bad debt	47	41
Equity in loss of affiliate	43	24
Loss on disposition of fixed assets	—	4
Other operating activities	11	10
Increase (decrease) from changes in:
Trade accounts receivable	(456)	(1,237)
Inventories	835	(1,321)
Other current assets	(130)	(276)
Due from affiliates	(536)	1,783
Due to affiliates	8,477	813
Trade accounts payable	(1,882)	2,698
Accrued expenses and other liabilities	(2,822)	(2,262)

Net cash provided by operating activities	8,486	1,337

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	—	983
Purchases of property and equipment	(420)	(675)
Increase in other assets, net	(5)	(117)

Net cash provided by (used in) investing activities	(425)	191

Cash flows from financing activities:
Repayments of bank debt	(13,500)	(4,500)
Proceeds from bank debt	16,500	4,500
Repayments of long-term debt	(3,727)	(177,035)
Proceeds from long-term debt issuance	—	250,000
Change in book cash overdraft	(237)	(8,323)
Partners’ operating distribution	—	(56,505)
Partners’ minimum tax distributions	(38)	(4)
Payment of debt issuance costs	—	(11,633)

Net cash used in financing activities	(1,002)	(3,500)

Net increase (decrease) in cash and cash equivalents	7,059	(1,972)
Cash and cash equivalents, beginning of period	8,221	17,806

Cash and cash equivalents, end of period	$15,280	$15,834

Supplemental cash flow information -
Interest paid during the period	$8,033	$8,063
Non-cash activities -
Net change in unrealized loss on cash flow hedging derivative	(85)	—

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of Petro Stopping Centers, L.P. and its wholly owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2003 and March 31, 2004, the consolidated condensed results of operations and cash flows for the three months ended March 31, 2003 and 2004, and changes in partners’ capital (deficit) for the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.6 million and $64.5 million for the three months ended March 31, 2003 and 2004, respectively.

(2) Refinancing Transactions

On February 9, 2004, the Company completed its refinancing transactions (the “Refinancing Transactions”) in which the Company and Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) refinanced substantially all of their existing indebtedness. The Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million of 9.0% senior secured notes due 2012 (“9% Notes”);

•	The repurchase of the majority of the Company’s 10 1/2% senior notes due 2007 (“10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension by the Holding Partnership of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s outstanding trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

In connection with the Refinancing Transactions, the repurchase of the majority of the Company’s 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s unaudited consolidated condensed statements of operations for the three months ended March 31, 2004. Additionally, the Company capitalized approximately $9.4 million of debt issuance costs related to the issuance of the 9% Notes through March 31, 2004. The Holding Partnership capitalized approximately $3.1 million of debt issuance costs related to its exchange offer through March 31, 2004.

Upon entering into the Company’s new senior credit facilities, the Company capitalized approximately $2.3 million of debt issuance costs through March 31, 2004 and wrote-off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of its retired senior credit facilities.

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

On March 12, 2004, the Company repurchased all of its remaining 10 1/2% Notes. In connection with this repurchase, the Company recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle on the Company’s unaudited consolidated condensed statements of operations for the three months ended March 31, 2004.

After giving effect to the Refinancing Transactions and the repurchase of the Company’s remaining 10 1/2% Notes, the Company’s total consolidated debt increased $79.0 million and, as a result, the Company’s associated estimated annual interest expense will increase approximately $5.3 million.

The Company’s total debt before and after the Refinancing Transactions and the repurchase of the Company’s remaining 10 1/2% Notes is as follows:

December 31, 2003	March 12, 2004
(in thousands)
$ 175,479	$ 254,500

(3) Significant Accounting Policies

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2003 and March 31, 2004, the Company reported land held for sale at its carrying value of $5.0 million and $4.3 million, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey for a sales price of $1.1 million. Since the carrying amount of land in Knowlton Township, New Jersey was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. These balances are included in other assets in the accompanying consolidated condensed balance sheets.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143,

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

“Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation for $489,000 and $499,000 has been recorded as a liability at December 31, 2003 and March 31, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

A reconciliation of the Company’s asset retirement obligation for the three months ended March 31, 2004 is as follows:

Three Months Ended March 31, 2004
(in thousands)
January 1, 2004	$489
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	10

March 31, 2004	$499

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the three months ended March 31, 2003 and 2004. The Company provides the disclosures required by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income (loss) for the three months ended March 31, 2003, and 2004 (no options were granted during the three months ended March 31, 2003 or 2004) would have been recorded in the following pro forma amounts:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net income (loss) - as reported	$225	$(7,579)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(6)	(1)

Net income (loss) - pro forma	$219	$(7,580)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2003 and 2004, the revenues generated from the company-operated truck stops were $269.6 million and $284.9 million, respectively.

As of December 31, 2003 and March 31, 2004, the Company was a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2003 and 2004, the revenues generated from the Company’s franchise operations were $1.1 million and $1.3 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(continued)

(5) Partner’s Deficit

Under the Indenture for the 9% Notes and the agreement governing the new senior credit facilities, the company is permitted to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and their new senior third secured discount notes due 2014 and to pay for administrative expenses. As of March 31, 2004, the Company paid approximately $28,000 with respect to these distributions. The Company expects to pay approximately $1.9 million related to these distributions for the year ended December 31, 2004.

As of March 31, 2004, the Company made distributions of approximately $56.5 million to the Holding Partnership in connection with the Refinancing Transactions as permitted under the Indenture for the 9% Notes and the agreement governing the new senior credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2003 Form 10-K.

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. In addition to the factors described in this Form 10-Q, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Transactions with Related-Parties,” “—Network Development,” “—Liquidity and Capital Resources,” “—Critical Accounting Policies,” and “—Results of Operations”. In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

We operate 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, our home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2003 and 2004, the revenues generated from our company-operated truck stops were $269.6 million and $284.9 million, respectively.

As of December 31, 2003 and March 31, 2004, we are a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2003 and 2004, the revenues generated from our franchise operations were $1.1 million and $1.3 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended March 31,
	2003		2004
	(dollars in thousands)
Fuel	$213,570	78.9%	$224,044	78.3%
Maintenance Services and Retail (Non-Fuel excluding Restaurant)	41,294	15.2%	44,422	15.5%
Restaurant	15,877	5.9%	17,661	6.2%

Total Net Revenues	$270,741	100.0%	$286,127	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $60.6 million and $64.5 million for the three months ended March 31, 2003 and 2004, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changes our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 and $499,000 has been recorded as a liability at December 31, 2003 and March 31, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

Transactions with Related-Parties

Our related-party transactions are described in our 2003 Form 10-K under Item 13, “Certain Relationships and Related Transactions”. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

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

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2000:

	As of March 31,
	2000	2001	2002	2003	2004
Company-operated	30	35	35	37	37
Franchise operation	23	22	20	23	23

Total Petro Stopping Centers	53	57	55	60	60

The following table sets forth information on currently existing Petro Stopping Centers opened from March 31, 2000 through March 31, 2004, all but three of which are full-sized facilities.

Location	Date Opened
Company-operated:

Mebane, North Carolina	April 2000
Glendale, Kentucky	June 2000
Carlisle, Pennsylvania	September 2000
Los Banos, California	November 2000
North Las Vegas, Nevada	January 2001
Angola, Indiana	August 2002
Sparks, Nevada	December 2002

Franchise operation:

Oak Grove, Missouri	April 2001
Glade Spring, Virginia	October 2001
Greensburg, Indiana	June 2002
Morton’s Gap, Kentucky	October 2002
Gaston, Indiana	October 2002

We own land held for sale which consists of several parcels of undeveloped land considered by management as excess and no longer necessary for our operations. In March 2004, we sold all of our undeveloped land in Knowlton Township, New Jersey for a sales price of $1.1 million. Since the carrying amount of land in Knowlton Township, New Jersey was equal to the selling price less cost to sell, no gain or loss was recognized in 2004.

Liquidity and Capital Resources

At March 31, 2004, our principal sources of liquidity were:

•	$13.3 million in available borrowing capacity under the revolving credit portion of our new senior secured credit facility; and

•	Cash flows from operations of $1.3 million for the three months ended March 31, 2004. The decrease in cash flows from operations, from $8.5 million for the three months ended March 31, 2003, was due primarily to the 2004 refinancing transactions (the “Refinancing Transactions”), in which we recognized a loss on the repurchase and redemption of all our 10 1/2% senior notes due 2007 and due to the change in the timing of payments for fuel to Mobil Diesel which resulted in a reduction in our amounts due to affiliates.

•	Cash flows used in financing activities of $3.5 million for the three months ended March 31, 2004. The increase in cash flows used in financing activities, from $1.0 million for the three months ended March 31, 2003, was entirely due to the Refinancing Transactions which includes the operating distribution of $56.5 million to the Holding Partnership.

On February 9, 2004, we completed our Refinancing Transactions in which we refinanced substantially all of our existing indebtedness and the indebtedness of our parent, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”). The Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million of 9.0% senior secured notes due 2012 (“9% Notes”);

•	The repurchase of the majority of our 10 1/2% senior notes due 2007 (“10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension by the Holdings Partnership of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of our outstanding trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

On February 9, 2004, we entered into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million. We refer to these credit facilities as the new senior secured credit facilities. Any funds drawn on our new secured senior credit facilities are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries. We have capitalized approximately $2.3 million of debt issuance costs through March 31, 2004 related to our new secured senior credit facilities and wrote-off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities.

At March 31, 2004, we had $23.8 million outstanding under our term loan facility. We made our first scheduled quarterly principal payment of approximately $1.3 million on March 31, 2004. The first four scheduled quarterly principal payments under the term facilities are approximately $1.3 million each, the next four quarterly principal payments are approximately $1.5 million each, and the last eight quarterly installments are approximately $1.8 million each.

Under the revolving credit portion of our new secured credit facilities, $25.0 million is available on a revolving basis until maturity at February 9, 2007. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 2.75% above the bank’s base rate or 4.25% over the Eurodollar rate (the rate determined at the time of borrowing, at our option). Commitment fees of 0.75% on undrawn funds are paid quarterly. At March 31, 2004, we had no borrowings outstanding under this portion of our new secured credit facilities and had $9.7 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our new senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage. As of March 31, 2004, we are in compliance with all financial covenants under our new secured credit facilities.

In connection with the Refinancing Transactions, the repurchase of the majority of our 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s unaudited consolidated condensed statements of operations for the three months ended March 31, 2004.

Additionally, we capitalized approximately $9.4 million of debt issuance costs related to the issuance of the 9% Notes through March 31, 2004. The Holding Partnership capitalized approximately $3.1 million of debt issuance costs related to its exchange offer through March 31, 2004.

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

On March 12, 2004, we repurchased all of our remaining 10 1/2% Notes. In connection with this repurchase, we recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle on our unaudited consolidated condensed statements of operations for the three months ended March 31, 2004.

After giving effect to the Refinancing Transactions and the repurchase of our remaining 10 1/2% Notes, our total consolidated debt increased $79.0 million and, as a result, our estimated associated annual interest expense will increase approximately $5.3 million.

The Company’s total debt before and after the Refinancing Transactions and the repurchase of our remaining 10 1/2% Notes is as follows:

December 31, 2003	March 12, 2004
(in thousands)
$ 175,479	$ 254,500

The following is a summary of our contractual cash obligations as of March 31, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt	$248,750	$9,764	$10,017	$3,969	$225,000
Operating leases	40,327	4,516	8,001	6,561	21,249

Total	$289,077	$14,280	$18,018	$10,530	$246,249

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional discussion.

Under our Indenture for the 9% Notes and the agreement governing our new senior credit facilities, we are permitted to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and their new senior third secured discount notes due 2014 and to pay for administrative expenses. As of March 31, 2004, we paid approximately $28, 000 with respect to these distributions. We expect to pay approximately $1.9 million related to these distributions for the year ended December 31, 2004.

As of March 31, 2004, we made distributions of approximately $56.5 million to the Holding Partnership in connection with the Refinancing Transactions as permitted under our Indenture for the 9% Notes and the agreement governing our new senior credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

We guaranteed a portion of our Joint Venture, Petro Travel Plaza LLC’s debt under a Repayment Guaranty dated as of June 4, 1999 and last modified on September 10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.00. As of March 31, 2004, the maximum potential amount of future payments related to the guarantee was $346,000. The fair value of the guarantee is insignificant.

Additionally, we guaranteed a portion of Petro Travel Plaza, LLC’s debt under a Continuing Guaranty dated as of May 12, 2003, which was modified by an Amended and Restated Guaranty Agreement on September

10, 2003. The guaranteed amount is reduced as the outstanding principal balance of the loan is reduced. The guarantee is reduced to zero when the loan to value ratio is equal to or less than 0.5 to 1.0. As of March 31, 2004, the maximum potential amount of future payments related to the guarantee was $75,000. The fair value of the guarantee is insignificant.

We had negative working capital of $17.5 million and $11.5 million at December 31, 2003 and March 31, 2004, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 90.7% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Capital expenditures on our truck stop network totaled $675,000 for the three months ended March 31, 2004. We currently expect to invest approximately $9.3 million during the remainder of 2004 on capital expenditures, the majority of which will be related to regular capital maintenance and improvement projects on existing Petro Stopping Centers. These capital outlays will be funded through borrowings under our new senior secured credit facilities and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the three months ended March 31, 2004, we paid approximately $2.3 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the three months ended March 31, 2004, aggregated provisions amounted to approximately $2.5 million. At March 31, 2003, the aggregated accrual amounted to approximately $7.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our new senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2004 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our new senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Overview. Net income decreased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due primarily to costs associated with our Refinancing Transactions. Our net revenues of $286.1 million increased 5.7% for the quarter ended March 31, 2004 from $270.7 million in the quarter ended March 31, 2003. The increase was mainly due to higher fuel revenues, as a result of increased fuel gallons sold, and improved non-fuel sales, which was partially offset by a decrease in our average retail-selling price of fuel. Operating expenses increased 4.7% to $33.5 million from $32.0 million in the prior year quarter due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 2.7% from the prior year quarter.

Fuel. Revenues increased 4.9% to $224.0 million for the quarter ended March 31, 2004 compared to $213.6 million in the prior year quarter. Fuel revenues increased due to a 6.1% increase in our total fuel gallons sold compared to the prior year quarter, which was partially offset by a 1.1% decrease in our average retail-selling price per gallon from the prior year quarter. Gross profit decreased by 16.5% to $8.5 million for the quarter ended March 31, 2004 compared to $10.1 million in the prior year quarter, due primarily to a 6.0% increase in our cost of fuel.

Maintenance Services and Retail (Non-fuel excluding Restaurant). Revenues increased 7.6% to $44.4 million for the quarter ended March 31, 2004 from $41.3 million in the quarter ended March 31, 2003. Gross profit increased 7.3% to $25.2 million for the quarter ended March 31, 2004 from $23.5 million in the prior year quarter. The increases in these revenues and gross profit were due primarily to an 8.6% or $3.3 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 11.2% to $17.7 million for the quarter ended March 31, 2004 compared to $15.9 million in the quarter ended March 31, 2003, due to increased customer traffic and an increase in the average ticket price. Gross profit in the restaurants improved by 7.4% or $845,000 from the prior year quarter due to the increase in revenues partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 6.1% to $281.2 million for the quarter ended March 31, 2004 compared to $265.1 million in the prior year quarter. Cost of sales increased $14.5 million or 6.4% from the prior year quarter mainly due to a 6.0% increase in our cost of fuel. Operating expenses increased 4.7% or $1.5 million to $33.5 million compared to the prior year quarter due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 2.7% to $3.7 million for the quarter ended March 31, 2004 compared to $3.6 million for the quarter ended March 31, 2003.

Loss on Retirement of Debt. We recognized a loss of $6.2 million related to the repurchase and redemption of all of our 10 1/2% Notes in connection with our Refinancing Transactions.

Retired Debt Restructuring Costs. We recognized a loss of $794,000 on the write-off of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities related to our Refinancing Transactions.

Equity in Loss of Affiliate. We recognized a loss of $24,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a loss of $43,000 in the prior year quarter.

Interest Expense. Interest expense increased 11.5% or $572,000 to $5.5 million compared to the quarter ended March 31, 2003, due primarily to the increase in the amount of debt outstanding in the current year associated with our Refinancing Transactions.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as ourselves, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We do not believe that the adoption of this revised Interpretation will have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2003 Form 10-K. During the quarter ended March 31, 2004, there have been no material changes regarding our market risks from the discussion in our 2003 Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 20 through 21 of this Quarterly Report.

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

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: May 13, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (aa)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2 (gg)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

3.3 (bb)	Certificate of Incorporation of Petro Financial Corporation.

3.4 (bb)	Bylaws of Petro Financial Corporation.

4.2 (aa)	Indenture, dated as of January 30, 1997 among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.’s $135.0 million principal amount 10 1/2% Senior Notes due 2007.

4.3 (aa)	Form of 10 1/2% Senior Note due 2007.

4.5 (hh)	Supplemental Indenture, dated July 23, 1999, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, relating to Petro Stopping Centers, L.P.’s 10 1/2% Senior Notes due 2007.

4.7 (ll)	Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 30, 2001, among Petro Stopping Centers, L.P., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston, N.A.), as Agent, First Union National Bank, as Documentation Agent and Fleet Securities, Inc., as Arranger.

4.8 (rr)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.9 (rr)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.10 (rr)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.11 (rr)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

31.1	*	Chairman, Chief Executive Officer, and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

(aa)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(bb)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(gg)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(hh)	Incorporated by reference to Petro Stopping Centers Holdings, L.P. Registration Statement on Form S-4 (Registration No. 333-87371).
(ll)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(rr)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
*	Filed herewith