Form 10-Q
period 2004-09-30
PETRO STOPPING CENTERS L P
filed 2004-11-10
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$17,806	$22,353
Trade accounts receivable, net	1,315	3,752
Inventories, net	25,410	29,046
Other current assets	1,215	1,880
Due from affiliates	4,950	3,498

Total current assets	50,696	60,529

Property and equipment, net	202,827	198,829
Deferred debt issuance costs, net	4,245	10,876
Other assets	13,072	12,694

Total assets	$270,840	$282,928

Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Current portion of long-term debt	$9,500	$10,490
Trade accounts payable	13,928	14,096
Accrued expenses and other liabilities	25,691	27,755
Due to affiliates	19,104	15,705

Total current liabilities	68,223	68,046

Other liabilities	789	799
Long-term debt, excluding current portion	165,979	235,760

Total long-term liabilities	166,768	236,559

Total liabilities	234,991	304,605

Commitments and contingencies

Partners’ capital (deficit):
General partner’s	(210)	(211)
Limited partners’	36,059	(21,466)

Total partners’ capital (deficit)	35,849	(21,677)

Total liabilities and partners’ capital (deficit)	$270,840	$282,928

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Fuel (including motor fuel taxes)	$204,782	$270,145	$607,885	$743,662
Non-fuel	66,919	68,046	186,588	196,469

Total net revenues	271,701	338,191	794,473	940,131

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	193,544	257,861	576,556	709,731
Non-fuel	27,457	27,249	74,835	78,683
Operating expenses	34,102	35,380	98,333	103,779
General and administrative	4,018	4,630	11,499	12,664
Depreciation and amortization	3,887	3,870	11,539	11,540
Loss on disposition of fixed assets	3	33	12	66

Total costs and expenses	263,011	329,023	772,774	916,463

Operating income	8,690	9,168	21,699	23,668

Loss on retirement of debt	—	—	—	(6,164)
Retired debt restructuring costs	—	—	—	(794)
Equity in income of affiliate	196	240	354	398
Interest income	16	49	46	100
Interest expense	(4,769)	(5,953)	(14,633)	(17,604)

Income (loss) before cumulative effect of a change in accounting principle	4,133	3,504	7,466	(396)

Cumulative effect of a change in accounting principle	—	—	(397)	—

Net income (loss)	$4,133	$3,504	$7,069	$(396)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF

CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

For the Nine Months Ended September 30, 2004

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital (Deficit)	Total Partners’ Capital (Deficit)
Balances, December 31, 2003	$(210)	$36,059	$35,849
Net loss	(1)	(395)	(396)
Partners’ operating distributions	—	(57,117)	(57,117)
Partners’ minimum tax distributions	—	(13)	(13)

Balances, September 30, 2004	$(211)	$(21,466)	$(21,677)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$7,069	$(396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,539	11,540
Write-off of deferred financing costs associated with retired debt	—	4,009
Cumulative effect of a change in accounting principle	397	—
Deferred debt issuance cost amortization	1,365	1,697
Provision for bad debt	129	119
Equity in income of affiliate	(354)	(398)
Loss on disposition of fixed assets	12	66
Other operating activities	34	29
Increase (decrease) from changes in:
Trade accounts receivable	364	(2,556)
Inventories	1,201	(3,636)
Other current assets	133	(665)
Due from affiliates	(1,748)	1,452
Due to affiliates	8,811	(3,399)
Trade accounts payable	1,320	8,653
Accrued expenses and other liabilities	876	2,045

Net cash provided by operating activities	31,148	18,560

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	22	983
Purchases of property and equipment	(3,910)	(7,800)
(Increase) decrease in other assets, net	96	(277)

Net cash used in investing activities	(3,792)	(7,094)

Cash flows from financing activities:
Repayments of bank revolver	(23,000)	(4,500)
Proceeds from bank revolver	23,000	4,500
Repayments of long-term debt	(11,937)	(179,535)
Proceeds from long-term debt issuance	—	250,000
Change in book cash overdraft	(5,351)	(8,323)
Partners’ operating distribution	—	(57,117)
Partners’ minimum tax distributions	(50)	(13)
Payment of debt issuance costs	—	(11,931)

Net cash used in financing activities	(17,338)	(6,919)

Net increase in cash and cash equivalents	10,018	4,547
Cash and cash equivalents, beginning of period	8,221	17,806

Cash and cash equivalents, end of period	$18,239	$22,353

Supplemental cash flow information -
Interest paid during the period	$16,778	$19,636
Non-cash activities -
Net change in unrealized loss on cash flow hedging derivative	(329)	—

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2003 and September 30, 2004, the consolidated condensed results of operations for the three and nine months ended September 30, 2003 and 2004, changes in partners’ capital (deficit) for the nine months ended September 30, 2004, and the consolidated condensed cash flows for the nine months ended September 30, 2003 and 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $65.0 million and $67.7 million for the three months ended September 30, 2003 and 2004, respectively, and $186.9 million and $197.9 million for the nine months ended September 30, 2003 and 2004, respectively.

(2) 2004 Refinancing Transactions

On February 9, 2004, the Company completed its refinancing transactions (the “2004 Refinancing Transactions”) in which the Company and Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) refinanced substantially all of their existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of the Company’s 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In connection with the 2004 Refinancing Transactions, the repurchase of the majority of the Company’s 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s unaudited consolidated condensed statements of operations for the nine months ended September 30, 2004. Additionally, the Company capitalized approximately $9.6 million of debt issuance costs related to the issuance of the 9% Notes through September 30, 2004. The Holding Partnership capitalized approximately $3.2 million of debt issuance costs related to its exchange offer through September 30, 2004.

The Company has capitalized approximately $2.5 million of debt issuance costs through September 30, 2004 and has written off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of its retired senior credit facilities.

In connection with the 2004 Refinancing Transactions, the Company reduced its trade credit balance and amended its agreement with ExxonMobil and Mobil Long Haul, Inc., an affiliate of ExxonMobil (collectively, the “ExxonMobil Suppliers”). The amendment provides that the penalty for failing to purchase the Company’s annual volume commitments under its agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of the Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million.

On March 12, 2004, the Company repurchased all of its remaining 10 1/2% Notes. In connection with this repurchase, the Company recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle on the Company’s unaudited consolidated condensed statements of operations for the nine months ended September 30, 2004.

After giving effect to the 2004 Refinancing Transactions and the repurchase of the Company’s remaining 10 1/2% Notes, the Company’s total consolidated debt increased $79.0 million and, as a result, the Company’s associated estimated annual interest expense will increase by approximately $5.7 million.

On July 19, 2004, the Company completed the exchange of substantially all of the unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying the Company’s obligation to register the 9% Notes.

(3) Significant Accounting Policies

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2003 and September 30, 2004, the Company reported land held for sale at its carrying value of $5.0 million and $4.3 million, respectively. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey for a sales price of $1.1 million. Since the carrying amount of land in Knowlton Township, New Jersey was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. These balances are included in other assets in the accompanying consolidated condensed balance sheets.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changed the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation for $489,000 and $518,000 has been recorded as a liability at December 31, 2003 and September 30, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

A reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2004 is as follows:

Nine Months Ended September 30, 2004
(in thousands)
January 1, 2004	$489
Liabilities incurred	—
Liabilities settled	—
Revisions of estimate	—
Accretion expense	29

September 30, 2004	$518

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note 11 in Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the nine months ended September 30, 2003 or 2004. The Company provides the disclosures required by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

If compensation expense had been determined consistent with SFAS No. 123, the Company’s net income (loss) for the three and nine months ended September 30, 2003 and 2004 (no options were granted during the nine months ended September 30, 2003 or 2004) would have been recorded in the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Net income (loss) - as reported	$4,133	$3,504	$7,069	$(396)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(5)	(1)	(17)	(3)

Net income (loss) - pro forma	$4,128	$3,503	$7,052	$(399)

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(4) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2003 and 2004, the revenues generated from the company-operated truck stops were $270.2 million and $336.7 million, respectively, and $790.5 million and $935.8 million for the nine months ended September 30, 2003 and 2004, respectively.

As of December 31, 2003 and September 30, 2004, the Company was a franchisor to 23 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended September 30, 2003 and 2004, the revenues generated from the Company’s franchise operations were $1.5 million for each period and $4.0 million and $4.3 million for the nine months ended September 30, 2003 and 2004, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

expenses in measuring this segment’s profit or loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(5) Properties

The Company leased the land and owns the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, to protect its interest, the Company exercised its option to purchase the land. The Company consummated this transaction in September 2004 at a purchase price of $4.1 million.

(6) Partners’ Deficit

Under the Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities, the Company is permitted to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its new senior third secured discount notes due 2014 and to pay for administrative expenses. Through September 30, 2004, the Company has paid approximately $566,000 with respect to these distributions. The Company expects to pay the Holding Partnership approximately $1.3 million related to these distributions during the remainder of 2004.

As of September 30, 2004, the Company made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under the Indenture for the 9% Notes and the agreement governing the new senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

(7) Commitments, Contingencies, and Guarantees

The Company guaranteed a portion of its Joint Venture, Petro Travel Plaza LLC’s debt under an Amended and Restated Guaranty Agreement dated September 10, 2003. Under a Second Amendment to Consolidated Master Credit Agreement dated as of September 23, 2004, the Company’s guarantee requirements were deleted in their entirety, without substitution.

(8) Recent Developments

In October 2004, the Company entered into an agreement to sell all of its real property in Marianna, Florida. The Company anticipates that this transaction will be completed during the fourth quarter of 2004.

A new franchise operation located in Waterloo, New York commenced operations in November 2004.

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

We operate 37 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 27 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 263 trucks and an average of 145 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, we offer standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, our home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended September 30, 2003 and 2004, the revenues generated from our company-operated truck stops were $270.2 million and $336.7 million, respectively, and $790.5 million and $935.8 million for the nine months ended September 30, 2003 and 2004, respectively.

As of December 31, 2003 and September 30, 2004, we are a franchisor to 23 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended September 30, 2003 and 2004, the revenues generated from our franchise operations were $1.5 million for each period and $4.0 million and $4.3 million for the nine months ended September 30, 2003 and 2004, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit or loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	(dollars in thousands)				(dollars in thousands)
Fuel	$204,782	75.4%	$270,145	79.9%	$607,885	76.5%	$743,662	79.1%
Maintenance Services and Retail (Non-Fuel excluding Restaurant)	48,579	17.9%	49,462	14.6%	135,811	17.1%	141,929	15.1%
Restaurant	18,340	6.7%	18,584	5.5%	50,777	6.4%	54,540	5.8%

Total Net Revenues	$271,701	100.0%	$338,191	100.0%	$794,473	100.0%	$940,131	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $65.0 million and $67.7 million for the three months ended September 30, 2003 and 2004, respectively, and $186.9 million and $197.9 million for the nine months ended September 30, 2003 and 2004, respectively.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and that an allocation approach be used for subsequent changes in the measurement of the liability. SFAS No. 143 changed our accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $489,000 and $518,000 has been recorded as a liability at December 31, 2003 and September 30, 2004, respectively. The implementation of this standard resulted in a one-time cumulative effect of a change in accounting principle of $397,000 in 2003.

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

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2000:

	As of September 30,
	2000	2001	2002	2003	2004
Company-operated	33	35	36	37	37
Franchise operation	23	19	21	23	23

Total Petro Stopping Centers	56	54	57	60	60

The following table sets forth information on currently existing Petro Stopping Centers opened from September 30, 2000 through September 30, 2004, all but three of which are full-sized facilities.

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

We leased the land and own the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, to protect our interest, we have exercised our option to purchase the land. We consummated this transaction in September 2004 at a purchase price of $4.1 million.

In October 2004, we entered into an agreement to sell all of our real property in Marianna, Florida. We anticipate that this transaction will be completed during the fourth quarter of 2004.

A new franchise operation located in Waterloo, New York commenced operations in November 2004.

As of September 30, 2004, the diesel fuel sold at 19 of our 37 company-operated Petro Stopping Centers is branded Mobil Diesel.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity were:

•	$14.4 million in available borrowing capacity under the revolving credit portion of our new senior secured credit facility;

•	Cash flows from operations of $18.6 million for the nine months ended September 30, 2004. The decrease in cash flows from operations, from $31.1 million for the nine months ended September 30, 2003, was due primarily to an increase in accounts receivable and inventory and the timing of payments due to affiliates for fuel purchases, offset by variations in the timing of payments for trade accounts payable, in addition to a reduction in our amounts due from affiliates and to the increase in operating income; and

•	Cash flows used in financing activities of $6.9 million for the nine months ended September 30, 2004. The decrease in cash flows used in financing activities, from $17.3 million for the nine months ended September 30, 2003, was entirely due to the 2004 refinancing transactions (the “2004 Refinancing Transactions”).

On February 9, 2004, we completed our 2004 Refinancing Transactions in which we refinanced substantially all of our existing indebtedness and the indebtedness of our parent, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”). The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the majority of our 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million;

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes;

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Petro Warrant Holdings Corporation from August 1, 2004 to October 1, 2009; and

•	The reduction of our trade credit balance with Exxon Mobil Corporation (“ExxonMobil”).

On February 9, 2004, we entered into new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million. We refer to these credit facilities as the new senior secured credit facilities. Any funds drawn on our new senior secured credit facilities are secured by substantially all of our assets and the guarantees of Petro, Inc. and each of our subsidiaries. We have capitalized approximately $2.5 million of debt issuance costs through September 30, 2004 related to our new senior secured credit facilities and have written off approximately $794,000 of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities.

At September 30, 2004, we had $21.3 million outstanding under our term loan facility. We made three scheduled quarterly principal payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004. The first four scheduled quarterly principal payments under the term facilities are approximately $1.3 million each, the next four quarterly principal payments are approximately $1.5 million each, and the last eight quarterly installments are approximately $1.8 million each.

Under the revolving credit portion of our new senior secured credit facilities, $25.0 million is available on a revolving basis until maturity at February 9, 2007. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 2.75% above the bank’s base rate or 4.25% over the Eurodollar rate (the rate to be determined at the time of borrowing, at our option). Commitment fees of 0.75% per annum on undrawn funds are paid quarterly. At September 30, 2004, we had no borrowings outstanding under this portion of our new senior secured credit facilities and had $10.6 million in standby letters of credit outstanding, which reduce our borrowing capacity under this portion of our new senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage. As of September 30, 2004, we are in compliance with all financial covenants under our new senior secured credit facilities.

In connection with the 2004 Refinancing Transactions, the repurchases of the majority of our 10 1/2% Notes and the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of a loss of approximately $5.4 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $2.8 million for each transaction. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each company’s unaudited consolidated condensed statements of operations for the nine months ended September 30, 2004. Additionally, we capitalized approximately $9.6 million of debt issuance costs related to the issuance of the 9% Notes through September 30, 2004. The Holding Partnership capitalized approximately $3.2 million of debt issuance costs related to its exchange offer through September 30, 2004.

In connection with the 2004 Refinancing Transactions, we reduced our trade credit balance and amended our agreement with ExxonMobil and Mobil Long Haul, Inc., an affiliate of ExxonMobil (collectively, the “ExxonMobil Suppliers”). The amendment provides that the penalty for failing to purchase our annual volume commitments under our agreement with the ExxonMobil Suppliers will be multiplied by a fraction, the numerator of which is the average of our trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million.

On March 12, 2004, we repurchased all of our remaining 10 1/2% Notes. In connection with this repurchase, we recognized a loss of approximately $724,000, which includes the write-off of approximately $379,000 of unamortized deferred debt issuance costs. This loss is presented as a component of income (loss) before cumulative effect of a change in accounting principle on our unaudited consolidated condensed statements of operations for the nine months ended September 30, 2004.

After giving effect to the 2004 Refinancing Transactions and the repurchase of our remaining 10 1/2% Notes, our total consolidated debt increased $79.0 million and, as a result, our estimated associated annual interest expense will increase by approximately $5.7 million.

On July 19, 2004, we completed the exchange of substantially all of our unregistered 9% Notes for 9% Notes that were registered with the Securities and Exchange Commission, thereby satisfying our obligation to register the 9% Notes.

The following is a summary of our contractual cash obligations as of September 30, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt	$246,250	$10,490	$9,545	$1,215	$225,000
Operating leases	38,036	4,435	7,432	6,561	19,608

Total	$284,286	$14,925	$16,977	$7,776	$244,608

In addition to the above, we have an annual volume commitment associated with the ExxonMobil Supply Agreements. See Note 8 in Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional discussion.

Under our Indenture for the 9% Notes and the agreement governing our new senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its new senior third secured discount notes due 2014 and to pay for administrative expenses. Through September 30, 2004, we have paid approximately $566,000 with respect to these distributions. We expect to pay the Holding Partnership approximately $1.3 million related to these distributions during the remainder of 2004.

As of September 30, 2004, we made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under our Indenture for the 9% Notes and the agreement governing our new senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

We guaranteed a portion of our Joint Venture, Petro Travel Plaza LLC’s debt under an Amended and Restated Guaranty Agreement dated September 10, 2003. Under a Second Amendment to Consolidated Master Credit Agreement dated as of September 23, 2004, our guarantee requirements were deleted in their entirety, without substitution.

We had negative working capital of $17.5 million and $7.5 million at December 31, 2003 and September 30, 2004, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time. Approximately 91.1% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Capital expenditures on our truck stop network totaled $7.8 million for the nine months ended September 30, 2004, partially due to the purchase of the land at the Hammond, Louisiana site in September 2004. We currently expect to invest approximately $1.9 million during the remainder of 2004 on capital expenditures, the majority of which will be related to regular capital maintenance and improvement projects on existing Petro Stopping Centers. These capital outlays will be funded through borrowings under our new senior secured credit facilities and internally generated cash.

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. During the nine months ended September 30, 2004, we paid approximately $6.5 million on claims related to these partial self-insurance programs. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. For the nine months ended September 30, 2004, aggregated provisions amounted to approximately $7.2 million. At September 30, 2004, the aggregated accrual amounted to approximately $8.1 million, which we believe is adequate to cover both reported and incurred but not reported claims.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Overview. Net income decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to costs associated with our 2004 Refinancing Transactions and increased interest costs. Our net revenues of $940.1 million increased 18.3% for the nine months ended September 30, 2004 from $794.5 million in the prior year period. The increase was mainly due to higher fuel revenues, as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel, in addition to improved non-fuel sales. Operating expenses increased 5.5% to $103.8 million from $98.3 million in the prior year period due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 22.3% to $743.7 million in the nine months ended September 30, 2004 compared to $607.9 million in the prior year period. Fuel revenues increased due to a 5.3% increase in our total fuel gallons sold compared to the prior year period, as well as a 16.2% increase in our average retail-selling price per gallon from the prior year period. Gross profit increased by 8.3% to $33.9 million for the nine months ended September 30, 2004 compared to $31.3 million in the prior year period, despite a 23.1% increase in our cost of fuel.

Maintenance Services and Retail (Non-fuel excluding Restaurant). Revenues increased 4.5% to $141.9 million for the nine months ended September 30, 2004 from $135.8 million in the prior year period. Gross profit increased 5.1% to $80.0 million for the nine months ended September 30, 2004 from $76.1 million in the prior year period. These increases in revenue and gross profit were due primarily to a 4.9% or $6.1 million increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 7.4% to $54.5 million for the nine months ended September 30, 2004 compared to $50.8 million in the prior year period, due to increased customer traffic and an increase in the average ticket price. Gross profit in the restaurants improved by 6.0% or $2.1 million from the prior year period due to the increase in revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 18.6% to $916.5 million for the nine months ended September 30, 2004 compared to $772.8 million in the prior year period. Cost of sales increased $137.0 million or 21.0% from the prior year period mainly due to a 23.1% increase in our cost of fuel. Operating expenses increased 5.5% or $5.4 million to $103.8 million compared to the prior year period due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 10.1% to $12.7 million for the nine months ended September 30, 2004 compared to $11.5 million in the prior year period due primarily to an increase in professional services expenses.

Loss on Retirement of Debt. We recognized a loss of $6.2 million related to the repurchase and redemption of all of our 10 1/2% Notes in connection with our 2004 Refinancing Transactions.

Retired Debt Restructuring Costs. We recognized a loss of $794,000 on the write-off of unamortized deferred debt issuance costs associated with the refinancing of our retired senior credit facilities related to our 2004 Refinancing Transactions.

Equity in Income of Affiliate. We recognized income of $398,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $354,000 of income in the prior year period.

Interest Expense. Interest expense increased 20.3% to $17.6 million compared to $14.6 million in the prior year period, due primarily to the increase in our debt outstanding in the current year associated with our 2004 Refinancing Transactions.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Overview. Net income decreased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, due primarily to increased interest costs. Our net revenues of $338.2 million increased 24.5% for the quarter ended September 30, 2004 from $271.7 million in the prior year quarter. The increase was mainly due to higher fuel revenues, as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel, in addition to improved non-fuel sales. Operating expenses increased 3.7% to $35.4 million from $34.1 million in the prior year quarter due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 31.9% to $270.1 million for the quarter ended September 30, 2004 compared to $204.8 million in the prior year quarter. Fuel revenues increased due to a 2.7% increase in our total fuel gallons sold compared to the prior year quarter, as well as a 28.5% increase in our average retail-selling price per gallon from the prior year quarter. Gross profit increased by 9.3% to $12.3 million for the quarter ended September 30, 2004 compared to $11.2 million in the prior year quarter, in spite of a 33.2% increase in our cost of fuel.

Maintenance Services and Retail (Non-fuel excluding Restaurant). Revenues increased 1.8% to $49.5 million for the quarter ended September 30, 2004 from $48.6 million in the prior year quarter. Gross profit increased 3.3% to $27.9 million for the quarter ended September 30, 2004 from $27.0 million in the prior year quarter. These increases in revenue and gross profit were due primarily to a 1.8% or $821,000 increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 1.3% to $18.6 million for the quarter ended September 30, 2004 compared to $18.3 million in the prior year quarter, due to an increase in the average ticket price, offset by a decrease in customer traffic. Gross profit in the restaurants improved by 3.6% or $453,000 from the prior year quarter due to the increase in revenues and a decrease in food costs.

Costs and Expenses. Total costs and expenses increased 25.1% to $329.0 million for the quarter ended September 30, 2004 compared to $263.0 million in the prior year quarter. Cost of sales increased $64.1 million or 29.0% from the prior year quarter mainly due to a 33.2% increase in our cost of fuel. Operating expenses increased 3.7% or $1.3 million to $35.4 million compared to the prior year quarter due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 15.2% to $4.6 million for the quarter ended September 30, 2004 compared to $4.0 million in the prior year quarter due primarily to higher employee-related costs and an increase in professional services expenses.

Equity in Income of Affiliate. We recognized income of $240,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $196,000 of income in the prior year quarter.

Interest Expense. Interest expense increased 24.8% to $6.0 million compared to $4.8 million in the prior year quarter, due primarily to the increase in the amount of debt outstanding in the current year associated with our 2004 Refinancing Transactions.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2003 Form 10-K. During the nine months ended September 30, 2004, there have been no material changes regarding our market risks from the discussion in our 2003 Form 10-K.

Item 4. Controls and Procedures

As of September 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, during the quarterly period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 6. Exhibits

31.1	Chairman, Chief Executive Officer, and President’s Certification pursuant to Rule 13a-14(a) on 15d-14(a).

31.2	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: November 9, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.1	(aa)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.2	(gg)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

3.3	(bb)	Certificate of Incorporation of Petro Financial Corporation.

3.4	(bb)	Bylaws of Petro Financial Corporation.

4.2	(aa)	Indenture, dated as of January 30, 1997 among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, as trustee, relating to Petro Stopping Centers, L.P.’s $135.0 million principal amount 10 1/2% Senior Notes due 2007.

4.3	(aa)	Form of 10 1/2% Senior Note due 2007.

4.5	(hh)	Supplemental Indenture, dated July 23, 1999, by and among Petro Stopping Centers, L.P., Petro Financial Corporation and State Street Bank and Trust Company, relating to Petro Stopping Centers, L.P.’s 10 1/2% Senior Notes due 2007.

4.7	(ll)	Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 30, 2001, among Petro Stopping Centers, L.P., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 hereto and Fleet National Bank (formerly known as BankBoston, N.A.), as Agent, First Union National Bank, as Documentation Agent and Fleet Securities, Inc., as Arranger.

4.8	(rr)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.9	(rr)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.10	(rr)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.11	(rr)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

31.1*	Chairman, Chief Executive Officer, and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(aa	)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.

(bb	)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).

(gg	)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.

(hh	)	Incorporated by reference to Petro Stopping Centers Holdings, L.P. Registration Statement on Form S-4 (Registration No. 333-87371).

(ll	)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(rr	)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.

*		Filed herewith