Form 10-Q
period 2005-03-31
PETRO STOPPING CENTERS L P
filed 2005-05-20
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	March 31, 2005
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$33,843	$15,439
Trade accounts receivable, net	2,074	4,567
Inventories, net	27,494	31,873
Other current assets	2,491	2,564
Due from affiliates	4,017	4,507

Total current assets	69,919	58,950

Property and equipment, net	194,605	210,597
Deferred debt issuance costs, net	10,450	10,287
Other assets	13,002	12,939

Total assets	$287,976	$292,773

Liabilities and Partners’ Deficit
Current liabilities:
Trade accounts payable	$15,334	$19,631
Accrued expenses and other current liabilities	31,484	25,807
Due to affiliates	12,420	11,341

Total current liabilities	59,238	56,779

Other liabilities	765	781
Long-term debt	246,250	256,250

Total long-term liabilities	247,015	257,031

Total liabilities	306,253	313,810

Commitments and contingencies

Partners’ deficit
General partner’s	(200)	(198)
Limited partners’	(18,077)	(20,839)

Total partners’ deficit	(18,277)	(21,037)

Total liabilities and partners’ deficit	$287,976	$292,773

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(As Restated)
Net revenues:
Fuel (including motor fuel taxes)	$224,044	$297,204
Non-fuel	62,083	64,031

Total net revenues	286,127	361,235

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	215,588	287,101
Non-fuel	24,591	24,834
Operating expenses	33,511	34,324
General and administrative	3,690	4,436
Depreciation and amortization	3,839	3,888
Loss on disposition of fixed assets	4	13

Total costs and expenses	281,223	354,596

Operating income	4,904	6,639

Loss on retirement of debt	(6,164)	—
Retired debt restructuring costs	(794)	—
Equity in loss of affiliate	(24)	(163)
Interest income	27	88
Interest expense	(5,537)	(5,783)

Net income (loss)	$(7,588)	$781

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

PARTNERS’ DEFICIT

For the Three Months Ended March 31, 2005

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Total Partners’ Deficit
Balances, December 31, 2004 (As Previously Reported)	$(198)	$(17,274)	$(17,474)
Restatement adjustments - Note 2	(2)	(803)	(805)

Balances, December 31, 2004 (As Restated)	(200)	(18,077)	(18,277)
Net income	2	779	781
Partners’ operating distributions	—	(3,546)	(3,546)
Partners’ tax refund	—	5	5

Balances, March 31, 2005	$(198)	$(20,839)	$(21,037)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(7,588)	$781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,839	3,888
Write-off of deferred financing costs associated with retired debt	4,009	—
Deferred debt issuance cost amortization	799	415
Provision for bad debt	41	77
Equity in loss of affiliate	24	163
Loss on disposition of fixed assets	4	13
Other operating activities	10	11
Increase (decrease) from changes in:
Trade accounts receivable	(1,237)	(2,570)
Inventories	(1,321)	(4,379)
Other current assets	(276)	(73)
Due from affiliates	1,783	(490)
Due to affiliates	813	(1,079)
Trade accounts payable	2,698	4,297
Accrued expenses and other current liabilities	(2,262)	(5,682)

Net cash provided by (used in) operating activities	1,336	(4,628)

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	983	1
Purchases of property and equipment	(675)	(19,872)
Increase in other assets, net	(116)	(171)

Net cash provided by (used in) investing activities	192	(20,042)

Cash flows from financing activities:
Repayments of bank revolver	(4,500)	(9,200)
Proceeds from bank revolver	4,500	19,200
Repayments of long-term debt	(177,035)	—
Proceeds from long-term debt issuance	250,000	—
Change in book cash overdraft	(8,323)	—
Partners’ operating distributions	(56,505)	(3,546)
Partners’ tax refund (minimum tax distributions)	(4)	5
Payment of debt issuance costs	(11,633)	(193)

Net cash provided by (used in) financing activities	(3,500)	6,266

Net decrease in cash and cash equivalents	(1,972)	(18,404)
Cash and cash equivalents, beginning of period	17,806	33,843

Cash and cash equivalents, end of period	$15,834	$15,439

Supplemental cash flow information - Interest paid during the period	$8,063	$10,568

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

Although the financial information included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) cannot be relied upon as a result of the restatement of the Company’s financial statements as described below in this Form 10-Q the capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2004 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2004 (as restated) and March 31, 2005, the consolidated condensed results of operations and cash flows for the three months ended March 31, 2004 (as restated) and 2005, and changes in partners’ deficit for the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $64.4 million and $66.4 million for the three months ended March 31, 2004 and 2005, respectively.

The balance sheet as of December 31, 2004 reflects restated balances as a result of the adjustments described in Note (2) accordingly, those financial statements should no longer be relied upon. We anticipate filing an amended 10-K/A for the fiscal year ended December 31, 2004, subsequent to the filing of this 10-Q.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Condensed Financial Statements

Restatement – Accounting for leases

Following a review of its accounting policy, the Company has determined that it had incorrectly calculated its depreciation expenses on leasehold improvements. As a result, the Company will restate its financial statements for the three-year period ended December 31, 2004.

The restatement relates to the Company’s previous depreciation of its leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of the Company’s records on May 13, 2005, the Company has concluded that it should use the shorter of (1) the initial lease term unless it believes that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that the Company would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases.

The Company believes these non-cash adjustments will have no material impact on the Company’s previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under its senior secured credit facilities and Indentures for the 9.0% senior secured notes due 2012.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company currently estimates the cumulative effect of its restatement of financial statements through December 31, 2004 will be to reduce retained earnings by approximately $805,000, reflecting increased accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is anticipated to be reflected in periods prior to December 31, 2002. The Company anticipates that depreciation will be increased (and operating income decreased) by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002, 2003, and 2004, respectively.

These estimates are subject to change as the Company completes its preparation of the restated financial statements. The Company will amend the appropriate filings with the Securities and Exchange Commission to include the restated financial statements for the three-year period ended December 31, 2004. As a result of the restatement, the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, should no longer be relied upon.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial impact of the adjustments described above for the periods presented is as follows:

December 31, 2004

Balance Sheet

	As Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$33,843	$—	$33,843
Trade accounts receivable, net	2,074	—	2,074
Inventories, net	27,494	—	27,494
Other current assets	2,491	—	2,491
Due from affiliates	4,017	—	4,017

Total current assets	69,919	—	69,919
Property and equipment, net	195,410	(805)	194,605
Deferred debt issuance costs, net	10,450	—	10,450
Other assets	13,002	—	13,002

Total assets	$288,781	$(805)	$287,976

Liabilities and Partners’ Deficit
Current liabilities:
Trade accounts payable	$15,334	$—	$15,334
Accrued expenses and other current liabilities	31,484	—	31,484
Due to affiliates	12,420	—	12,420

Total current liabilities	59,238	—	59,238
Other liabilities	765	—	765
Long-term debt	246,250	—	246,250

Total long-term liabilities	247,015	—	247,015

Total liabilities	306,253	—	306,253

Commitments and contingencies
Partners’ deficit
General partner’s	(198)	(2)	(200)
Limited partners’	(17,274)	(803)	(18,077)

Total partners’ deficit	(17,472)	(805)	(18,277)

Total liabilities and partners’ deficit	$288,781	$(805)	$287,976

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three Months Ending March 31, 2004

Statement of Operations

	As Previously Reported	Adjustment	As Restated
Net revenues:
Fuel (including motor fuel taxes)	$224,044	$—	$224,044
Non-fuel	62,083	—	62,083

Total net revenues	286,127	—	286,127
Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	215,588	—	215,588
Non-fuel	24,591	—	24,591
Operating expenses	33,511	—	33,511
General and administrative	3,690	—	3,690
Depreciation and amortization	3,830	9	3,839
Loss on disposition of fixed assets	4	—	4

Total costs and expenses	281,214	9	281,223

Operating income	4,913	(9)	4,904
Loss on retirement of debt	(6,164)	—	(6,164)
Retired debt restructuring costs	(794)	—	(794)
Equity in loss of affiliate	(24)	—	(24)
Interest income	27	—	27
Interest expense	(5,537)	—	(5,537)

Net loss	$(7,579)	$(9)	$(7,588)

The restatement had no impact on net cash provided by operating activities for the three months ended March 31, 2004.

(3) Inventories

As of December 31, 2004 and March 31, 2005, the Company’s reserve for obsolescence totaled $233,000. The majority of the reserve for obsolescence relates to merchandise and accessories and restaurant and other inventories. The motor fuels and lubricants inventories generally turn approximately every two to three days and do not become obsolete. The Company’s tires and tubes inventories also generally do not become obsolete.

(4) Operating Leases

The Company leases retail space to independent merchants that operate in some of its truck stop

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

locations. These leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. The Company records the revenues generated from these operating leases as “Other Income” in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $1.6 million for each of the three months ended March 31, 2004 and 2005.

(5) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

The Company operates 40 multi-service truck stops in the United States. Full-size Petro Stopping Centers are built on an average of 28 acres of land situated at a convenient location with easy highway access. They can each generally accommodate an average of 265 trucks and an average of 145 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2004 and 2005, the revenues generated from the company-operated truck stops were $284.9 million and $359.9 million, respectively. The Company added three company-operated truck stops in the three months ended March 31, 2005. These truck stops were company-operated for an average of nineteen days during that period and two of them were previously operated by the Company’s franchisees.

As of December 31, 2004 and March 31, 2005, the Company was a franchisor to 24 and 22 Petro Stopping Center locations, respectively. Each franchise location is required to meet the Company’s high standards of quality and service. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2004 and 2005, the revenue generated from the Company’s franchise operations was $1.3 million for each quarter. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2004	2005
	(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$284,867	$359,896
Franchise operations	1,260	1,339

Total net revenues	$286,127	$361,235

Operating income:
Company-operated truck stops	$3,644	$5,300
Franchise operations	1,260	1,339

Total operating income	$4,904	$6,639

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$272,021	$292,773
Franchise operations	—	—

Total assets	$272,021	$292,773

(6) Properties

During the first quarter of 2005, the Company entered into agreements for the acquisition of four sites. The Company completed the purchase of the New Paris, Ohio site in February 2005 and York, Nebraska and Kingsland, Georgia sites in March 2005. New Paris, Ohio and York, Nebraska were existing Petro Stopping Centers owned by one of the Company’s franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The three sites were purchased for cash consideration totaling $20.7 million. The purchase price was primarily allocated to property and equipment of $18.6 million and to inventories. The Company has not yet completed the evaluation and allocation of the purchase price of the above mentioned acquisitions as the analysis associated with the valuation of certain assets are not yet complete. The company does not believe that the analysis will materially modify the preliminary purchase price allocation.

The fourth site is also an existing Petro Stopping Center owned by one of the Company’s franchisees. The purchase agreement with Bordentown Junction Truck Stop Joint Venture provides for the purchase by the Company of a Petro Stopping Center known as “Bordentown Junction Truck Stop” in Burlington County, New Jersey for a price of $23.9 million. The closing of the transaction is subject to customary conditions, including the consummation of satisfactory financing as well as satisfactory completion of due diligence. Following the closing of the transaction, this location will become a company-operated truck stop. The Company expects this purchase transaction to close during the second quarter of 2005.

(7) Partner’s Deficit

Under the Indenture for the 9.0% senior secured notes due 2012 and the agreement governing the senior secured credit facilities, the Company is permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2005, the Company paid approximately $3.5 million with respect to these distributions. These distributions were made to allow the Holding Partnership to repurchase all but $50,000 of the 15% Notes. The Holding Partnership repurchased the remaining $50,000 of the 15% Notes in May 2005. The Company believes it will distribute an additional $2.6 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8) Financial Instruments

The Company is exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of its market risks and its market risk sensitive assets and liabilities, please refer to Note 13 of notes to consolidated financial statements in the Company’s 2004 Form 10-K. During the quarter ended March 31, 2005, there have been no material changes regarding our market risks from the discussion in the Company’s 2004 Form 10-K.

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31, 2004 and March 31, 2005:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$225,000	$237,938	$225,000	$232,875
Average interest rate	9.0%	—	9.0%	—
Variable rate	21,250	21,250	31,250	31,250
Average interest rate	5.8%	—	5.7%	—

(9) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management has adopted this revised Interpretation and concluded that the Company does not own interests in any entities that meet the consolidation requirements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this revised standard will have a significant impact on the Company’s financial position or results of operations.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even in the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. Management is evaluating the impact of this Interpretation on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”). Although the financial information included in our 2004 Form 10-K cannot be relied upon as a result of the restatement of our financial statements as described below in this Form 10-Q the cautionary statements and risk factors identified on our Form 10-K filing are still representative of those risks to which we are subject. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Overview of Operating Results,” “—Consolidated Revenues,” “—Results of Operations,” “—Network Development,” “—Liquidity and Capital Resources,” and “—Critical Accounting Policies.” In addition, in the preparation of our unaudited consolidated condensed financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Restatement

Following a review of our accounting policy, we determined that we had incorrectly calculated our depreciation expenses on leasehold improvements. As a result, we will restate our financial statements for the three-year period ended December 31, 2004.

The restatement relates to our previous depreciation of our leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of our records on May 13, 2005, we have concluded that we should use the shorter of (1) the initial lease term unless we believe that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that we would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases.

We believe these non-cash adjustments will have no material impact on our previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under our senior secured credit facilities and Indentures for our 9.0% senior secured notes due 2012.

We currently estimate the cumulative effect of the restatement of our financial statements through December 31, 2004 will be to reduce retained earnings by approximately $805,000, reflecting increased accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is anticipated to be reflected in periods prior to December 31, 2002. We anticipate that depreciation will be increased (and operating income decreased) by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002, 2003, and 2004, respectively.

As a result of the restatement, as of December 31, 2004, property and equipment, net and total assets, as restated, are $805,000 less than as previously reported and total partners’ deficit and total liabilities and partners’ deficit were reduced by $805,000. Additionally, for the three months ended March 31, 2004, depreciation and amortization expense and total costs and expenses, as restated, increased by $9,453 and operating income and net income (loss) decreased by $9,453 as compared to the amounts as previously recorded. The restatement had no impact in net cash provided by operating activities for the three months ended March 31, 2004.

These estimates are subject to change as we complete our preparation of the restated financial statements. We will amend the appropriate filings with the Securities and Exchange Commission to include our restated financial statements for the three-year period ended December 31, 2004. As a result of the restatement, the financial statements contained in our prior filings with the Securities and Exchange Commission, should no longer be relied upon.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of March 31, 2005, we operated 40 multi-service truck stops in the United States. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the three months ended March 31, 2004 and 2005, the revenues generated from our company-operated truck stops were $284.9 million and $359.9 million, respectively. We added three company-operated truck stops in the three months ended March 31, 2005. These truck stops were company-operated for an average of nineteen days during that period and two of them were previously operated by franchisees.

As of December 31, 2004 and March 31, 2005, we were a franchisor to 24 and 22 Petro Stopping Center locations, respectively. Each franchise location is required to meet our high standards of quality and service. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. During the three months ended March 31, 2004 and 2005, the revenue generated from our franchise operations was $1.3 million for each quarter. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2004	2005
	(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$284,867	$359,896
Franchise operations	1,260	1,339

Total net revenues	$286,127	$361,235

Operating income:
Company-operated truck stops	$3,644	$5,300
Franchise operations	1,260	1,339

Total operating income	$4,904	$6,639

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$272,021	$292,773
Franchise operations	—	—

Total assets	$272,021	$292,773

Overview of Operating Results

We are pleased with our financial results for the quarter ended March 31, 2005. During the first quarter of 2005, our net revenues were $361.2 million, a 26.2% increase over prior year. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, in addition to our three new sites. Our net income of $781,000 was $8.4 million higher than our net loss for the three months ended March 31, 2004 (as restated), due to costs associated with our 2004 refinancing transactions.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended March 31,
	2004		2005
	(dollars in thousands)
Fuel	$224,044	78.3%	$297,204	82.3%
Non-Fuel (excluding restaurant)	44,422	15.5%	46,598	12.9%
Restaurant	17,661	6.2%	17,433	4.8%

Total Net Revenues	$286,127	100.0%	$361,235	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $64.4 million and $66.4 million for the three months ended March 31, 2004 and 2005, respectively.

We lease retail space to independent merchants that operate in some of our truck stop locations. These leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail space within company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. We record the revenues generated from these operating leases as “Other Income” in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $1.6 million for each of the three months ended March 31, 2004 and 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (As Restated)

Overview. Net income increased by $8.4 million to $781,000 for the quarter ended March 31, 2005 compared to a net loss of $7.6 million for the quarter ended March 31, 2004, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions. Our net revenues increased 26.2% to $361.2 million for the quarter ended March 31, 2005 from $286.1 million in the prior year quarter. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions, which may only be temporary, and increased fuel gallons sold, in addition to improved non-fuel sales and the addition of three new sites. As discussed in Note 3 in notes to unaudited consolidated condensed financial statements included herein, we completed the purchase of two previously franchised operated locations at New Paris, Ohio and York, Nebraska and a new Petro:2 location at Kingsland, Georgia during this quarter. On a comparable unit basis, net revenues increased by 24.6% to $356.4 million from $286.1 million in the prior year quarter, due to an increase in our average retail-selling price of fuel and increased fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the quarter ended March 31, 2005, we had 36 company-operated comparable units out of a total of 39 company-operated units for the quarter ended March 31, 2005, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in loss of affiliates. Operating expenses increased 2.4% to $34.3 million from $33.5 million in the prior year quarter due primarily to the addition of our three new sites.

Fuel. Revenues increased 32.7% to $297.2 million for the quarter ended March 31, 2005 compared to $224.0 million in the quarter ended March 31, 2004. Fuel revenues increased due to a 29.4% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 2.5% increase in our total fuel gallons sold from the prior year quarter and the addition of our three new sites. Gross profit increased by 19.5% to $10.1 million for the quarter ended March 31, 2005 compared to $8.5 million in the prior year quarter, despite a 33.2% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 30.9% due to a 29.3% increase in our average retail-selling price per gallon as well as a 1.3% increase in our total fuel gallons sold compared to the prior year quarter. On a comparable unit basis, gross profit increased by 17.8% or $1.5 million for the quarter ended March 31, 2005 compared to the prior year quarter.

Non-Fuel (excluding restaurant). Revenues increased 4.9% to $46.6 million for the quarter ended March 31, 2005 compared to $44.4 million in the prior year quarter. Gross profit increased 7.2% to $27.0 million for the quarter ended March 31, 2005 from $25.2 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 4.7%, or $1.9 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our three new sites. On a comparable unit basis, revenues increased 3.5%, or $1.5 million, compared to the prior year quarter and gross profit increased 5.9%, or $1.5 million compared to the prior year quarter.

Restaurant. Revenues decreased 1.3% to $17.4 million for the quarter ended March 31, 2005 compared to $17.7 million in the prior year quarter, due to a 5.3% decrease in our customer count, offset by an increase of 4.5%, or $.36, in our average ticket price. Gross profits in the restaurant decreased by 1.0%, or $122,000, compared to the prior year quarter, due to the decrease in revenues. On a comparable unit basis, revenues decreased 2.9%, or $519,000, from the prior year quarter, due to a 6.9% decrease in our customer count, offset by an increase of 4.5%, or $.36, in our average ticket price. On a comparable unit basis, gross profit decreased 2.5%, or $307,000, from the prior year quarter.

Costs and Expenses. Total costs and expenses increased 26.1% to $354.6 million for the quarter ended March 31, 2005 compared to $281.2 million in the prior year quarter. Cost of sales increased 29.9%, or $71.8 million from the prior year quarter mainly due to a 33.2% increase in our cost of fuel, in addition to our three new sites. Operating expenses increased 2.4%, or $812,000 to $34.3 million compared to the prior year quarter, due primarily to the addition of our three new sites. General and administrative expenses increased 20.2% to $4.4 million compared to $3.7 million in the prior year quarter, due primarily to higher employee-related costs and an increase in professional expenses related to our Sarbanes-Oxley Act Section 404 compliance requirements and legal expenses. On a comparable unit basis, total costs and expenses increased 24.4%, or $68.5 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 28.1%, or $67.6 million, from the prior year quarter, due primarily to a 31.4% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 0.5%, or $175,000 to $33.7 million compared to the prior year quarter, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues, offset by lower loyalty expenses.

Equity in Loss of Affiliate. For the quarter ended March 31, 2005, we recognized a loss of $163,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a loss of $24,000 for the prior year quarter.

Interest Expense. Interest expense increased 4.4% to $5.8 million compared to $5.5 million in the prior year quarter, due to an increase in our debt outstanding in the current quarter.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2001:

	As of March 31,
	2001	2002	2003	2004	2005
Company-operated	35	35	37	37	40
Franchise operation	22	20	23	23	22

Total Petro Stopping Centers	57	55	60	60	62

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from March 31, 2001 through March 31, 2005, all but three of which are full-sized facilities.

Location	Date Opened
Company-operated:
Angola, Indiana	August 2002
Sparks, Nevada	December 2002
New Paris, Ohio (1)	February 2005
York, Nebraska (2)	March 2005
Kingsland, Georgia	March 2005

Franchise operation:
Oak Grove, Missouri	April 2001
Glade Spring, Virginia	October 2001
Greensburg, Indiana	June 2002
Morton’s Gap, Kentucky	October 2002
Gaston, Indiana	October 2002
Waterloo, New York	November 2004

(1)	Previously a franchised location since 1989.
(2)	Previously a franchised location since 1996.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowing under the revolving credit portion of our senior secured credit facility.

Cash Flows From Operations

We had cash flows from operations of $1.3 million and cash flows used in operations of $4.6 million for the quarters ended March 31, 2004 and 2005, respectively. The decrease in cash flows was due primarily to variations in the timing of payments for other current liabilities, increased inventory due to higher fuel costs and our three new sites, timing of payments due to affiliates for fuel purchases, and timing of receipts related to trade accounts receivables, offset by variations in the timing of payments for trade accounts payable and the increase in operating income for the quarter ended March 31, 2005.

We had working capital of $10.7 million and $2.2 million at December 31, 2004 and March 31, 2005, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2004 and March 31, 2005. Approximately 91.4% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $14.4 million and $19.4 million at December 31, 2004 and March 31, 2005, respectively, subject to certain conditions.

At March 31, 2005, we have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of March 31, 2005, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At March 31, 2005, we had $10.0 million outstanding under the revolving credit portion of our senior secured credit facilities and had $10.6 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of March 31, 2005, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of March 31, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$403,060	$21,999	$75,061	$40,500	$265,500
Operating distributions to the Holding Partnership (1)	47,812	2,658	5,481	7,923	31,750
New site capital expenditures	23,850	23,850	—	—	—
Operating leases	36,358	4,535	6,905	6,671	18,247
Employment agreements	1,148	1,148	—	—	—
Purchase agreements	3,190	1,160	2,030	—	—
Other long-term liabilities (2)	5,562	70	329	—	5,163

Total	$520,980	$55,420	$89,806	$55,094	$320,660

(1)	Represents distributions to the Holding Partnership, as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses. Also included is a distribution to allow the Holding Partnership to repurchase the remaining Holding Partnership’s 15% Notes which occurred in May 2005.
(2)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

In addition to the above, we have an annual volume commitment associated with contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) as discussed in more detail in Note 8 to notes to consolidated financial statements included in our 2004 Form 10-K. These purchase obligations are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. We have excluded these purchase obligations from the table above as they cannot reasonably be estimated.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, distributions to the Holding Partnership, interest on our debt, and capital expenditures. We believe that cash flow from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

Capital expenditures on our truck stop network totaled $19.9 million for the three months ended March 31, 2005. These costs were primarily associated with the acquisition of the three new sites as described below. We currently expect to invest approximately $9.2 million during 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $9.2 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and other debt financing.

During the first quarter of 2005, we entered into agreements for the acquisition of four sites. We completed the purchase of our New Paris, Ohio site in February 2005 and our York, Nebraska and Kingsland, Georgia sites in March 2005. New Paris, Ohio and York, Nebraska were existing Petro Stopping Centers owned by one of our franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The three sites were purchased for cash consideration totaling $20.7 million. The purchase price was primarily allocated to property and equipment of $18.6 million and to inventories. Management has not yet completed the evaluation and allocation of the purchase price of the above mentioned acquisitions as the analysis associated with the valuation of certain assets are not yet complete. Management does not believe that the analysis will materially modify the preliminary purchase price allocation.

The fourth site is also an existing Petro Stopping Center owned by one of our franchisees. The purchase agreement with Bordentown Junction Truck Stop Joint Venture provides for the purchase by us of a Petro Stopping Center known as “Bordentown Junction Truck Stop” in Burlington County, New Jersey for a price of $23.9 million. The closing of the transaction is subject to customary conditions, including the consummation of satisfactory financing as well as satisfactory completion of due diligence. Following the closing of the transaction, this location will become a company-operated truck stop. We expect this purchase transaction to close during the second quarter of 2005.

Under our Indenture for the 9.0% senior secured notes due 2012 (“9% Notes”) and the agreement governing our senior secured credit facilities, we are permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and their senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2005, we paid approximately $3.5 million with respect to these distributions. These distributions were made to allow the Holding Partnership to repurchase all but $50,000 of the 15% Notes. The Holding Partnership repurchased the remaining $50,000 of the 15% Notes in May 2005. We believe we will distribute an additional $2.6 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses.

Long-Term Requirements

Our anticipated long-term cash requirements include indebtedness and operating leases. Other long-term uses of cash include:

•	expansion of our network through building or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities and additional debt financing, will be sufficient to satisfy our cash requirements for operations and debt service through 2005 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. We will also need to obtain the lenders’ agreement to amend our senior secured credit facility in connection with the purchase of the Bordentown Junction Truck Stop. Some of these risks are described in Part II, Item 7 of our 2004 Form 10-K.

Critical Accounting Policies

The preparation of our unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2004 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2005, the aggregated liability was approximately $8.6 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2005, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as ourselves, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We have adopted this revised Interpretation and concluded that we do not own interests in any entities that meet the consolidation requirements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as ourselves, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. We do not believe that the adoption of this revised standard will have a significant impact on our consolidated financial position or results of operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even in the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. Management is evaluating the impact of this Interpretation on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2004 Form 10-K. During the quarter ended March 31, 2005, there have been no material changes regarding our market risks from the discussion in our 2004 Form 10-K.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2004 and March 31, 2005:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$225,000	$237,938	$225,000	$232,875
Average interest rate	9.0%	—	9.0%	—
Variable rate	21,250	21,250	31,250	31,250
Average interest rate	5.8%	—	5.7%	—

Item 4. Controls and Procedures

We completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. On May 13, 2005, the Company concluded that its historical financial statements should be restated to correct certain errors relating to accounting for leased properties, and that such financial statements should no longer be relied upon. As a result, the Company will restate its financial statements for the three-year period ended December 31, 2004. The restatement is further discussed in the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q and in Note 2, “Restatement of Consolidated Condensed Financial Statements” under Notes to Unaudited Consolidated Condensed Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q. As a result of the need to restate previously issued financial statements, we have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

There has been no change in our internal control over financial reporting in connection with the evaluation required by the paragraph (d) of the Securities Exchange Act of 1934, as amended, Rules 13a-15 or 15d-15 during the first fiscal quarter, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting. However, prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 6. Exhibits

Incorporated herein by reference is a list of exhibits contained in the Exhibit Index on pages 24 through 25 of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: May 20, 2005	By:	/s/ Edward Escudero
Edward Escudero
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send a quarterly report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.01 (a)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.02 (b)	Certificate of Incorporation of Petro Financial Corporation.

3.03 (b)	Bylaws of Petro Financial Corporation.

3.04 (f)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

4.01 (q)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02 (g)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03 (q)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.05 (r)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(b)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.

(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(r)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.
*	Filed herewith