Form 10-K/A
period 2004-12-31
PETRO STOPPING CENTERS L P
filed 2005-07-11
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This amendment on Form 10-K/A to the Annual Report on Form 10-K of Petro Stopping Centers, L.P. for the fiscal year ended December 31, 2004 restates our consolidated financial statements for the three-year period ended December 31, 2004 and related disclosures, including the selected financial data included herein as of and for the fiscal years ended December 31, 2002, 2003, and 2004, as described in Note 2(a) of notes to consolidated financial statements. Additionally, financial data presented for each of the years in the five-year period ended December 31, 2004, included in Part II – Item 6 – Selected Financial Data, has been restated. The cumulative effect of the restatement has been reflected as of the beginning of the earlier period presented. Information regarding the restatement of these financial statements can also be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2005. In addition to the restatement, we have also expanded or revised certain disclosures of critical accounting polices, reserves for inventory obsolescence, leases, and restricted subsidiaries.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report of Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 29, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K. The following items have been amended as a result of the restatement:

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

We have included in this Amendment to Form 10-K a discussion of our control and procedures as of December 31, 2004, the end of our fiscal year. While the discussion speaks as of a date later than December 31, 2004, we have concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected is this amendment.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing had been amended to contain the currently dated certificates from our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, and 32, respectively.

In May 2005, following a review of our accounting policy, we determined that we had incorrectly calculated our depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. As a result, we have restated our financial statements for the three-year period ended December 31, 2004.

The restatement relates to our previous depreciation of our leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of our records on May 13, 2005, we have concluded that we should use the shorter of (1) the initial lease term unless we believe that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that we would exercise the renewal, or

(2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases. The capital lease reclassification, of a lease previously recorded as an operating lease which expired in September 2004, is reflected in our consolidated balance sheet as of December 31, 2003.

We have determined that these non-cash adjustments have no material impact on our previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under our senior secured credit facilities and Indentures for our 9.0% senior secured notes due 2012.

We have determined that the cumulative effect of the restatement on our financial statements through December 31, 2004 resulted in a reduction to retained earnings by approximately $805,000, reflecting an increase in accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is reflected in periods prior to December 31, 2002. We have determined that depreciation was increased by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002, 2003, and 2004, respectively, and operating income was decreased by $5,000 and increased by $102,000 and $46,000 for the periods ending December 31, 2002, 2003, and 2004, respectively. Interest expense was increased (and operating expenses were decreased) by $123,000 for each of the periods ending December 31, 2002 and 2003, and increased by $84,000 for the period ending December 31, 2004. Additionally, property and equipment, net was increased by $3.3 million and decreased by $805,000 for the periods ending December 31, 2003 and 2004, respectively, and total liabilities were increased by $4.1 million in periods prior to December 31, 2004. The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2004.

Forward Looking Statements

Certain sections of this Form 10-K/A, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-K/A, may be considered forward-looking statements.

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

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004 our total expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note 2(b) of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

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

We previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, we have exercised our option to purchase the land. We consummated this transaction in September 2004 at a purchase price of $4.1 million. As discussed in Note 2(a) of notes to consolidated financial statements included herein, in conjunction with the restatement, we reclassified this lease from an operating lease to a capital lease.

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

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 2000, 2001, 2002, 2003, and 2004, have been derived from our restated audited consolidated financial statements. In the opinion of our management, the restated audited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$763,413	$684,262	$684,865	$813,083	$1,045,544
Non-fuel	220,696	233,740	238,060	250,224	260,967

Total net revenues	984,109	918,002	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	720,335	643,162	647,039	772,486	994,865
Non-fuel	92,461	95,632	96,032	101,426	105,483
Operating expenses	111,833	120,917	120,831	129,844	138,076
General and administrative	15,890	17,488	15,288	15,113	17,663
Depreciation and amortization	16,397	17,829	16,376	15,504	15,539
(Gain) loss on disposition of fixed assets	(59)	(63)	(2)	18	86

Total costs and expenses	956,857	894,965	895,564	1,034,391	1,271,712

Operating income	27,252	23,037	27,361	28,916	34,799

Write-down of land held for sale	—	—	—	(908)	—
Loss on retirement of debt (1)	—	—	—	—	(6,164)
Retired debt restructuring costs (1)	—	—	—	—	(794)
Equity in income (loss) of affiliate	(307)	122	406	476	664
Interest income	317	174	61	67	186
Interest expense, net	(20,975)	(23,978)	(20,931)	(19,514)	(23,791)

Income (loss) before cumulative effect of a change in accounting principle	6,287	(645)	6,897	9,037	4,900
Cumulative effect of a change in accounting principle (2)	—	—	—	(397)	—

Net income (loss) (3)	$6,287	$(645)	$6,897	$8,640	$4,900

Balance Sheet Data:
(at end of period)
Total assets	$297,785	$289,774	$276,187	$274,189	$287,976
Total debt (1)	208,580	208,997	191,044	175,479	246,250
Partners’ capital (deficit) and comprehensive loss (1)	20,152	19,438	26,028	35,082	(18,277)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$23,954	$17,177	$21,563	$28,546	$31,787
Investing activities	(53,252)	(21,498)	(4,317)	(6,127)	(3,523)
Financing activities	32,790	(2,153)	(18,716)	(12,834)	(12,227)
Capital expenditures (4)	50,241	21,411	4,022	6,127	5,703

Number of truck stops:
(at end of period)
Company-operated	34	35	37	37	37
Franchise operations	22	20	23	23	24

Total	56	55	60	60	61

(1)	These amounts and changes are primarily related to our 2004 Refinancing Transactions referred to herein under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The retired debt restructuring costs in 2004 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt.
(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of the initial estimate of the asset retirement obligations, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.

(3)	No provision for income taxes is reflected in the consolidated financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.
(4)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $41.0 million and $13.7 million for the years ended December 31, 2000 and 2001, respectively. None of the 2002, 2003, or 2004 capital expenditures were related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement on Previously Issued Financial Statements

Following a review of our accounting policy, we determined that we had incorrectly calculated our depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. As a result, we have restated our financial statements for the three-year period ended December 31, 2004.

The restatement relates to our previous depreciation of our leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. After an analysis of our records on May 13, 2005, we have concluded that we should use the shorter of (1) the initial lease term unless we believe that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that we would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases. The capital lease reclassification, of a lease previously recorded as an operating lease which expired in September 2004, is reflected in our consolidated balance sheet as of December 31, 2003.

We have determined that these non-cash adjustments have no material impact on our previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under our senior secured credit facilities and Indentures for our 9.0% senior secured notes due 2012.

We have determined that the cumulative effect of the restatement on our financial statements through December 31, 2004 resulted in a reduction to retained earnings by approximately $805,000, reflecting an increase in accumulated depreciation and depreciation and amortization expense. Of the $805,000, $618,000 is reflected in periods prior to December 31, 2002. We have determined that depreciation was increased by $128,000, $21,000, and $38,000 for the periods ending December 31, 2002, 2003, and 2004, respectively, and operating income was decreased by $5,000 and increased by $102,000 and $46,000 for the periods ending December 31, 2002, 2003, and 2004, respectively. Interest expense was increased (and operating expenses were decreased) by $123,000 for each of the periods ending December 31, 2002 and 2003, and increased by $84,000 for the period ending December 31, 2004. Additionally, property and equipment, net was increased by $3.3 million and decreased by $805,000 for the periods ending December 31, 2003 and 2004, respectively, and total liabilities were increased by $4.1 million in periods prior to December 31, 2004. The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

The consolidated financial statements included in this 10-K/A have been restated to reflect the adjustments described above. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10-K/A, in item 6, “Selected Financial Data,” in Item 8, Note 2(a) of notes to consolidated financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies” of this Form 10-K/A, in Item 9A Controls and Procedures, and in Part IV, “Exhibits and Financial Statement Schedules.”

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

The following table contains financial information of our reportable operating segments:

	For the Years Ended December 31,
	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$918,125	$1,058,007	$1,300,811
Franchise operations	4,800	5,300	5,700

Total net revenues	$922,925	$1,063,307	$1,306,511

Operating income:
Company-operated truck stops	$22,561	$23,616	$29,099
Franchise operations	4,800	5,300	5,700

Total operating income	$27,361	$28,916	$34,799

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$276,187	$274,189	$287,976
Franchise operations	—	—	—

Total assets	$276,187	$274,189	$287,976

Overview of Operating Results

We are pleased with our financial results for the year ended December 31, 2004. In 2004, our net revenues were $1.3 billion, a 22.9% increase over the prior year. The increase was mostly due to higher fuel revenues as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel. Our net income of $4.9 million (as restated) was $3.7 million lower than in 2003 (as restated), due to costs associated with our 2004 Refinancing Transactions, as well as increased interest expense. The completion of our 2004 Refinancing Transactions allowed us to refinance substantially all of our then existing indebtedness.

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

2004 Refinancing Transactions

In 2004, we completed our 2004 Refinancing Transactions in which we refinanced substantially all of our existing indebtedness and the indebtedness of our parent, the Holding Partnership. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of our 10½% senior notes due 2007 (the “10½% Notes”);

•	Entering into new senior secured credit facilities with an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (these credit facilities have since been amended and are described below under “—Liquidity and Capital Resources”);

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of

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

After giving effect to the 2004 Refinancing Transactions, our total consolidated debt increased by $79.0 million and, as a result, our associated annual interest expense for 2004 increased by approximately $6.0 million.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (As Restated)

Overview. Net income decreased 43.3% for the year ended December 31, 2004 compared to the year ended December 31, 2003, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions and increased interest costs. Our net revenues increased 22.9% to $1.3 billion for the year ended December 31, 2004 from $1.1 billion in 2003. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales. Operating expenses increased 6.3% to $138.1 million from $129.8 million in 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

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

Costs and Expenses. Total costs and expenses increased 22.9% to $1.3 billion for the year ended December 31, 2004 compared to $1.0 billion in 2003. Cost of sales increased 25.9% or $226.4 million from 2003 mainly due to a 28.8% increase in our cost of fuel. Operating expenses increased 6.3% or $8.2 million to $138.1 million compared to 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 16.9% to $17.7 million compared to $15.1 million in 2003, due primarily to higher employee-related costs and an increase in professional services expenses.

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

Interest Expense. Interest expense increased 21.9% to $23.8 million compared to $19.5 million in 2003, due primarily to the increase in our debt outstanding in the current year after the completion of our 2004 Refinancing Transactions.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (As Restated)

Overview. Net income increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 by $1.7 million, mainly due to the addition of two new company-operated sites and lower depreciation and interest expense. Our net revenues increased 15.2% to $1.1 billion for the year ended December 31, 2003 from $922.9 million in 2002, primarily due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and the addition of our new sites. On a comparable unit basis, net revenues increased by 10.5% to $1.0 billion from $915.3 million in 2002, due to the increase in our average retail-selling price of fuel, partially offset by a decrease in the volume of fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2003 if it was open twelve months in 2002. During 2003 we had 34 company-operated comparable units out of a total of 36 company-operated units at December 31, 2003, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliate. Operating expenses increased 7.5% to $129.8 million from $120.8 million in 2002, due primarily to the addition of our new sites.

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

Costs and Expenses. Total costs and expenses increased 15.5% to $1.0 billion in 2003 compared to $895.6 million in 2002. Cost of sales increased 17.6%, or $130.8 million, from 2002, primarily due to a 14.7% increase in our average cost of fuel per gallon and the addition of our new sites. Operating expenses increased 7.5% to $129.8 million compared to $120.8 million in 2002, due primarily to the addition of our new sites. On a comparable unit basis, total costs and expenses increased 10.7%, or $95.2 million, compared to 2002. On a comparable unit basis, costs of sales increased 12.7%, or $93.6 million, from 2002, primarily due to a 14.4% increase in our average cost of fuel per gallon. On a comparable unit basis, operating expenses increased 2.3%, or $2.7 million, compared to 2002, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses decreased 1.1% to $15.1 million compared to $15.3 million in 2002 due primarily to a decrease in professional services expenses.

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

Interest Expense. Interest expense decreased 6.8% or $1.4 million to $19.5 million compared to 2002, due primarily to the decrease in both our borrowings and interest rates in 2003.

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

We had negative working capital of $21.6 million at December 31, 2003 and working capital of $10.7 million at December 31, 2004. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our amended senior secured credit facility and the associated reduction in the current portion of long-term debt and the related increase in cash, we had positive working capital at December 31, 2004. Approximately 91.3% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

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

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2004 (As Restated):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$402,798	$21,483	$42,965	$61,881	$276,469
Operating distributions to the Holding Partnership (1)	51,350	6,108	5,496	7,932	31,814
New site capital expenditures	42,500	42,500	—	—	—
Operating leases	24,329	4,346	5,859	5,301	8,823
Employment agreements	1,531	1,531	—	—	—
Other long-term liabilities (2)	5,562	70	329	—	5,163

Total financial obligations	$528,070	$76,038	$54,649	$75,114	$322,269

(1)	Represents distributions to the Holding Partnership, as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses. Also included is a distribution to allow the Holding Partnership to repurchase the majority of the remaining Holding Partnership’s 15% Notes which occurred in February 2005.
(2)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

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

Capital expenditures on our truck stop network totaled $4.0 million, $6.1 million, and $5.7 million for the years ended December 31, 2002, 2003, and 2004, respectively. There were no costs associated with the acquisition and construction of new facilities for either of the years. The increase in 2004 includes $4.1 million for the purchase of the land at our Hammond, Louisiana site. We currently expect to invest approximately $9.8 million during 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $9.8 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2(b) of notes to consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the year ended December 31, 2004, aggregated provisions amounted to approximately $9.0 million. For the year ended December 31, 2004, we paid approximately $8.6 million on claims related to these partial self-insurance programs. At December 31, 2004, the aggregated liability was approximately $7.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

We have incurred substantial debt and, as a result, have significant debt service obligations. At December 31, 2004, our total debt was $246.3 million. We also had approximately $14.4 million in additional borrowing availability under our senior secured credit facilities, subject to certain conditions. In 2004, we had interest expense of $23.8 million, $20.2 million of which was payable in cash, and capital expenditures of $5.7 million. During 2004, we generated net income of $4.9 million (as restated) and cash flow from operations of $31.8 million.

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

The travel center and truck stop industry is highly competitive and fragmented. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 30% of these truck stops are operated by five national chains, of which we are one. Although we seek to differentiate our products and services by providing the “quality difference,” our products and services are widely available. Long-haul trucks can obtain the products and services we provide from a wide variety of sources, including their own fueling terminals, large truck stops, limited service fueling facilities, and some large gas stations. Almost all Petro Stopping Centers have at least one competitor within a short distance. Certain of our competitors offer fuel at discount prices, which has caused severe price competition in certain of our markets from time to time. In addition, we compete for the business of long-haul truck fleets, which frequently demand discounts on fuel purchases and in some cases choose to do business in a particular market only with lower cost fuel providers. All these factors combine to produce intense price competition and low margins for our business. In 2004, we had revenues of $1.3 billion, net income of $4.9 million (as restated), and operating cash flow of $31.8 million.

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

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2004
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$17,806	$33,843
Trade accounts receivable, net	1,315	2,074
Inventories, net	25,410	27,494
Other current assets	1,215	2,491
Due from affiliates	4,950	4,017

Total current assets	50,696	69,919

Property and equipment, net	206,176	194,605
Deferred debt issuance costs, net	4,245	10,450
Other assets	13,072	13,002

Total assets	$274,189	$287,976

Liabilities and Partners’ Capital (Deficit)

Current liabilities:
Current portion of long-term debt	$9,500	$—
Current portion of capital lease obligation	4,116	—
Trade accounts payable	13,928	15,334
Accrued expenses and other liabilities	25,691	31,484
Due to affiliates	19,104	12,420

Total current liabilities	72,339	59,238

Other liabilities	789	765
Long-term debt, excluding current portion	165,979	246,250

Total long-term liabilities	166,768	247,015

Total liabilities	239,107	306,253

Commitments and contingencies

Partners’ capital (deficit)
General partner’s	(212)	(200)
Limited partners’	35,294	(18,077)

Total partners’ capital (deficit)	35,082	(18,277)

Total liabilities and partners’ capital (deficit)	$274,189	$287,976

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$813,083	$1,045,544
Non-fuel	238,060	250,224	260,967

Total net revenues	922,925	1,063,307	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	772,486	994,865
Non-fuel	96,032	101,426	105,483
Operating expenses	120,831	129,844	138,076
General and administrative	15,288	15,113	17,663
Depreciation and amortization	16,376	15,504	15,539
(Gain) loss on disposition of fixed assets	(2)	18	86

Total costs and expenses	895,564	1,034,391	1,271,712

Operating income	27,361	28,916	34,799

Write-down of land held for sale	—	(908)	—
Loss on retirement of debt	—	—	(6,164)
Retired debt restructuring costs	—	—	(794)
Equity in income of affiliate	406	476	664
Interest income	61	67	186
Interest expense	(20,931)	(19,514)	(23,791)

Income before cumulative effect of a change in accounting principle	6,897	9,037	4,900

Cumulative effect of a change in accounting principle - note 2 (b)	—	(397)	—

Net income	$6,897	$8,640	$4,900

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) AND

COMPREHENSIVE LOSS

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital (Deficit)	Accumulated Other Comprehensive Loss	Total Partners’ Capital (Deficit)
Balances, December 31, 2001 (As Previously Reported)	$(250)	$20,470	$(164)	$20,056
Restatement adjustment - note 2 (a)	(2)	(616)	—	(618)

Balances, December 31, 2001 (As Restated)	(252)	19,854	(164)	19,438

Net income (As Previously Reported)	18	7,007	—	7,025
Restatement adjustment - note 2 (a)	—	(128)	—	(128)

Net income (As Restated)	18	6,879	—	6,897
Unrealized loss on cash flow hedging derivative:
Unrealized holding loss arising during the period			(671)	(671)
Less: reclassification adjustment for loss realized in net income			379	379

Net change in unrealized loss			(292)	(292)

Comprehensive income				6,605

Partners’ minimum tax distributions	—	(15)	—	(15)

Balances, December 31, 2002 (As Restated)	(234)	26,718	(456)	26,028

Net income (As Previously Reported)	22	8,639	—	8,661
Restatement adjustment - note 2 (a)	—	(21)	—	(21)

Net income (As Restated)	22	8,618	—	8,640
Unrealized gain on cash flow hedging derivative:
Unrealized holding loss arising during the period			(39)	(39)
Less: reclassification adjustment for loss realized in net income			495	495

Net change in unrealized gain			456	456

Comprehensive income				9,096

Partners’ minimum tax distributions	—	(42)	—	(42)

Balances, December 31, 2003 (As Restated)	(212)	35,294	—	35,082

Net income (As Previously Reported)	12	4,926	—	4,938
Restatement adjustment - note 2 (a)	—	(38)	—	(38)

Net income (As Restated)	12	4,888	—	4,900
Partners’ operating distributions	—	(58,246)	—	(58,246)
Partners’ minimum tax distributions	—	(13)	—	(13)

Balances, December 31, 2004 (As Restated)	$(200)	$(18,077)	$—	$(18,277)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$6,897	$8,640	$4,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,376	15,504	15,539
Write-off of deferred financing costs associated with retired debt	—	—	4,009
Cumulative effect of a change in accounting principle	—	397	—
Deferred debt issuance cost amortization	1,732	1,833	2,127
Provision for bad debt	209	144	157
Equity in income of affiliate	(406)	(476)	(664)
(Gain) loss on disposition of fixed assets	(2)	18	86
Write-down of land held for sale	—	908	—
Other operating activities	—	46	39
Increase (decrease) from changes in:
Trade accounts receivable	1,106	1,135	(916)
Inventories	(2,587)	1,918	(2,084)
Other current assets	(188)	117	(1,276)
Due from affiliates	303	(2,459)	933
Due to affiliates	1,157	418	(6,684)
Trade accounts payable	(3,022)	308	9,891
Accrued expenses and other liabilities	(12)	95	5,730

Net cash provided by operating activities	21,563	28,546	31,787

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	20	22	2,758
Purchases of property and equipment	(4,022)	(6,127)	(5,703)
Increase in other assets, net	(315)	(22)	(578)

Net cash used in investing activities	(4,317)	(6,127)	(3,523)

Cash flows from financing activities:
Repayments of bank revolver	(26,000)	(23,000)	(4,500)
Proceeds from bank revolver	25,500	23,000	4,500
Repayments of long-term debt	(17,541)	(15,664)	(179,535)
Proceeds from long-term debt issuance	—	—	250,000
Repayments of capital lease obligations	—	—	(4,116)
Change in book cash overdraft	(660)	2,972	(8,323)
Partners’ operating distribution	—	—	(58,246)
Partners’ minimum tax distributions	(15)	(42)	(13)
Payment of debt issuance costs	—	(100)	(11,994)

Net cash used in financing activities	(18,716)	(12,834)	(12,227)

Net (decrease) increase in cash and cash equivalents	(1,470)	9,585	16,037
Cash and cash equivalents, beginning of period	9,691	8,221	17,806

Cash and cash equivalents, end of period	$8,221	$17,806	$33,843

Supplemental cash flow information -
Interest paid during the period	$19,301	$17,644	$20,206
Non-cash activities -
Outstanding principal amount on revolving credit facility converted to a term loan A	29,300	—	—
Net change in unrealized loss (gain) on cash flow hedging derivative	292	(456)	—

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

Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) is a Delaware limited partnership. Petro Holdings Financial Corporation is a co-issuer of certain third secured senior notes (the “Holding Partnership’s Notes”) and was a co-issuer of certain 15.0% senior discount notes due 2008 that has since been redeemed (the “Holding Partnership’s 15% Notes”). Petro Holdings Financial Corporation, the Company and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. are subsidiaries of the Holding Partnership. Petro Warrant Holdings Corporation (“Warrant Holdings”) owns a 10.0% common limited partnership in the Holding Partnership and issues the warrants that were sold with the Holding Partnership’s 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

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

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Refinancing Transactions

In 2004, the Company completed its 2004 Refinancing Transactions in which the Company and the Holding Partnership refinanced substantially all of their existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the Company’s 10½% senior notes due 2007 (“10½% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (the credit facilities have since been amended and are described in Note (6));

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s Notes and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (the majority of the remaining portion of the Holding Partnership’s 15% Notes have since been repurchased and are described in Note (18));

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Warrant Holdings from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s trade credit balance with ExxonMobil.

After giving effect to the 2004 Refinancing Transactions, the Company’s total consolidated debt increased by $79.0 million and, as a result, the Company’s associated annual interest expense for 2004 increased by approximately $6.0 million.

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

Description of Business

The Company is a leading owner and operator of large, multi-service truck stops known as Petro Stopping Centers. These facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. At December 31, 2004, the Company’s nationwide network consisted of 61 Petro Stopping Centers located in 31 states, of which 37 were company-operated and 24 were franchised.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies

(a) Restatement of Previously Issued Financial Statements

Following a review of its accounting policy, the Company determined that it had incorrectly calculated its depreciation expenses on leasehold improvements and misclassified a capital lease as an operating lease. As a result, the Company has restated its financial statements for the three-year period ended December 31, 2004.

The restatement relates to the Company’s previous depreciation of its leasehold improvements, in some cases, over a period greater than both the initial term of the lease and its option periods, but not longer than the useful life of the asset. The Company has concluded that it should use the shorter of (1) the initial lease term unless it believes that the penalty for not renewing the lease would be substantial enough that it was “reasonably assured” that the Company would exercise the renewal, or (2) the useful life of the asset. The restatement relates, in part, to the February 7, 2005 letter issued by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, which clarified the existing generally accepted accounting principles applicable to leases. The capital lease reclassification, of a lease previously recorded as an operating lease which expired in September 2004, is reflected in the Company’s consolidated balance sheet as of December 31, 2003.

These non-cash adjustments have no material impact on the Company’s previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under its senior secured credit facilities and Indentures for the 9.0% senior secured notes due 2012.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the adjustments as a result of the restatement to the Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2003, and 2004 and Consolidated Balance Sheets as of December 31, 2003 and 2004:

Year Ended December 31, 2002

Consolidated Statement of Operations

	As Previously Reported	Adjustment	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$—	$684,865
Non-fuel	238,060	—	238,060

Total net revenues	922,925	—	922,925

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	—	647,039
Non-fuel	96,032	—	96,032
Operating expenses	120,954	(123)	120,831
General and administrative	15,288	—	15,288
Depreciation and amortization	16,248	128	16,376
Gain on disposition of fixed assets	(2)	—	(2)

Total costs and expenses	895,559	5	895,564

Operating income	27,366	(5)	27,361

Equity in income of affiliate	406	—	406
Interest income	61	—	61
Interest expense	(20,808)	(123)	(20,931)

Net income	$7,025	$(128)	$6,897

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2003

Consolidated Statement of Operations

	As Previously Reported	Adjustment	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$813,083	$—	$813,083
Non-fuel	250,224	—	250,224

Total net revenues	1,063,307	—	1,063,307

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	772,486	—	772,486
Non-fuel	101,426	—	101,426
Operating expenses	129,967	(123)	129,844
General and administrative	15,113	—	15,113
Depreciation and amortization	15,483	21	15,504
Loss on disposition of fixed assets	18	—	18

Total costs and expenses	1,034,493	(102)	1,034,391

Operating income	28,814	102	28,916

Write-down of land held for sale	(908)	—	(908)
Equity in income of affiliate	476	—	476
Interest income	67	—	67
Interest expense	(19,391)	(123)	(19,514)

Income before cumulative effect of a change in accounting principle	9,058	(21)	9,037

Cumulative effect of a change in accounting principle - note 2 (b)	(397)	—	(397)

Net income	$8,661	$(21)	$8,640

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004

Consolidated Statement of Operations

	As Previously Reported	Adjustment	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$1,045,544	$—	$1,045,544
Non-fuel	260,967	—	260,967

Total net revenues	1,306,511	—	1,306,511

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	994,865	—	994,865
Non-fuel	105,483	—	105,483
Operating expenses	138,160	(84)	138,076
General and administrative	17,663	—	17,663
Depreciation and amortization	15,501	38	15,539
Loss on disposition of fixed assets	86	—	86

Total costs and expenses	1,271,758	(46)	1,271,712

Operating income	34,753	46	34,799

Loss on retirement of debt	(6,164)	—	(6,164)
Retired debt restructuring costs	(794)	—	(794)
Equity in income of affiliate	664	—	664
Interest income	186	—	186
Interest expense	(23,707)	(84)	(23,791)

Net income	$4,938	$(38)	$4,900

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003

Consolidated Balance Sheet

	As Previously Reported	Adjustment	As Restated
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$17,806	$—	$17,806
Trade accounts receivable, net	1,315	—	1,315
Inventories, net	25,410	—	25,410
Other current assets	1,215	—	1,215
Due from affiliates	4,950	—	4,950

Total current assets	50,696	—	50,696

Property and equipment, net	202,827	3,349	206,176
Deferred debt issuance costs, net	4,245	—	4,245
Other assets	13,072	—	13,072

Total assets	$270,840	$3,349	$274,189

Liabilities and Partners’ Deficit

Current liabilities:
Current portion of long-term debt	$9,500	$—	$9,500
Current portion of capital lease obligation	—	4,116	4,116
Trade accounts payable	13,928	—	13,928
Accrued expenses and other current liabilities	25,691	—	25,691
Due to affiliates	19,104	—	19,104

Total current liabilities	68,223	4,116	72,339

Other liabilities	789	—	789
Long-term debt	165,979	—	165,979

Total long-term liabilities	166,768	—	166,768

Total liabilities	234,991	4,116	239,107

Commitments and contingencies

Partners’ deficit
General partner’s	(210)	(2)	(212)
Limited partners’	36,059	(765)	35,294

Total partners’ deficit	35,849	(767)	35,082

Total liabilities and partners’ deficit	$270,840	$3,349	$274,189

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004

Consolidated Balance Sheet

	As Previously Reported	Adjustment	As Restated
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$33,843	$—	$33,843
Trade accounts receivable, net	2,074	—	2,074
Inventories, net	27,494	—	27,494
Other current assets	2,491	—	2,491
Due from affiliates	4,017	—	4,017

Total current assets	69,919	—	69,919

Property and equipment, net	195,410	(805)	194,605
Deferred debt issuance costs, net	10,450	—	10,450
Other assets	13,002	—	13,002

Total assets	$288,781	$(805)	$287,976

Liabilities and Partners’ Deficit

Current liabilities:
Trade accounts payable	$15,334	$—	$15,334
Accrued expenses and other current liabilities	31,484	—	31,484
Due to affiliates	12,420	—	12,420

Total current liabilities	59,238	—	59,238

Other liabilities	765	—	765
Long-term debt	246,250	—	246,250

Total long-term liabilities	247,015	—	247,015

Total liabilities	306,253	—	306,253

Commitments and contingencies

Partners’ deficit
General partner’s	(198)	(2)	(200)
Limited partners’	(17,274)	(803)	(18,077)

Total partners’ deficit	(17,472)	(805)	(18,277)

Total liabilities and partners’ deficit	$288,781	$(805)	$287,976

The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Summary of Significant Accounting Policies

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at historical cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the shorter of (1) the lease term, as defined for each leased site in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,”as amended, or (2) the useful life of the asset. Repairs and maintenance are charged to expense as incurred, and amounted to $5.1 million, $5.5 million, and $5.8 million for the years ended December 31, 2002, 2003, and 2004, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company has no recorded goodwill. The Company does have a restrictive covenant intangible asset with a historical cost of $500,000 that is amortized on a straight-line basis over a 20-year period. At December 31, 2003 and 2004, accumulated amortization of the restrictive covenant was $81,300 and $106,300, respectively. On an annual basis, the Company evaluates its long-lived assets for possible impairment and to the extent the carrying values exceed fair values, an impairment loss is recognized in operating results.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact the Company’s net income (loss) for the period. If the Company’s estimate is inaccurate, the Company’s expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the years ended December 31, 2002, 2003, and 2004, aggregated provisions amounted to approximately $7.2 million, $7.7 million, and $9.0 million, respectively. For the years ended December 31, 2002, 2003, and 2004, the Company paid approximately $7.5 million, $7.1 million, and $8.6 million, respectively, on claims related to these partial self-insurance programs. At December 31, 2003 and 2004, the aggregated liability was approximately $7.4 million and $7.8 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If the Company’s estimate is inaccurate, the Company’s related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004, the Company believes that the liability related to its Petro Passport loyalty program is adequate to cover future point redemptions.

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

Pro forma effects on net income before cumulative effect of a change in accounting principle assuming the application of SFAS No. 143 on a retroactive basis for the periods shown are as follows:

	For the Year Ended December 31, 2002
	Actual	Pro forma
	(As Restated)	(As Restated)
	(in thousands)
Income before cumulative effect of a change in accounting principle	$6,897	$6,844
Net income	$6,897	$6,844

As of December 31, 2002, the pro forma asset retirement liability would have been $443,000.

A reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004
	(in thousands)
Beginning	$443	$489

Liabilities incurred	—	—
Liabilities settled	—	—
Revisions of estimate	—	—
Accretion expense	46	39

Ending	$489	$528

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

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income for the years ended December 31, 2002, 2003, and 2004 (no options were granted in 2002, 2003, or 2004) would have been recorded in the following pro forma amounts:

	For the Years Ended December 31,
	2002	2003	2004
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Net income - as reported	$6,897	$8,640	$4,900
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(54)	(22)	(4)

Net income - pro forma	$6,843	$8,618	$4,896

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

The majority of the Company’s reserve for obsolescence relates to its merchandise and accessories and restaurant and other inventories. The motor fuels and lubricants inventories generally turn approximately every two-three days and do not become obsolete. The Company’s tires and tubes inventories also generally do not become obsolete.

(4) Property and Equipment

Property and equipment is summarized at December 31, 2003 and 2004, as follows:

	Estimated Useful Lives	2003	2004
	(years)	(As Restated)	(As Restated)
		(in thousands)
Land and improvements	10	$55,993	$55,934
Buildings and improvements	30	172,530	173,405
Furniture and equipment	3-10	88,817	88,908
Leasehold improvements	7-30	13,512	14,025

		330,852	332,272
Less accumulated depreciation and amortization		(124,676)	(137,667)

Property and equipment, net		$206,176	$194,605

Furniture and equipment includes equipment purchased under a capital lease.

(5) Leases

Operating Leases

The Company has entered into various operating leases. The operating leases are related to five Petro Stopping Center locations, two land leases, an office building, and various equipment. The leases contain renewal options varying from automatic annual renewals to multiple year options.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future minimum rental payments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2005	$2,235	$2,111	$4,346
2006	1,525	1,684	3,209
2007	1,018	1,632	2,650
2008	1,018	1,633	2,651
2009	1,018	1,632	2,650
Later years	2,723	6,100	8,823

Total minimum lease payments	$9,537	$14,792	$24,329

Rent expense under all operating leases was $3.1 million for the year ended December 31, 2002 and $4.4 million for each of the years ended December 31, 2003 and 2004. Of these rentals, amounts of $2.2 million for the year ended December 31, 2002 and $1.0 million for each of the years ended December 31, 2003 and 2004 were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

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

The Company also leases retail space to independent merchants that operate in some of its truck stop locations. The leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail spaces within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. Lease terms generally call for a fixed monthly rental payment while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. The Company records the revenues generated from these operating leases as “Other Income” in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $5.6 million, $6.3 million, and $6.3 million for the years ended December 31, 2002, 2003, and 2004, respectively, of which approximately $2.6 million, $2.7 million and $2.8 million, respectively, was received from contingent rental agreements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

The Company previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, the Company exercised its option to purchase the land. The Company consummated this transaction in September 2004 at a purchase price of $4.1 million. In conjunction with the restatement, the Company reclassified this lease from an operating lease to a capital lease.

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

	—	21,250

10½% Senior Notes due 2007 in an original aggregate principal amount of $135.0 million, net of unamortized discount of $306,000 as of December 31, 2003. Interest on the 10½% Notes was payable on February 1 and August 1 of each year. As part of the 2004 Refinancing Transactions, the Company repurchased the majority of the 10½% Notes and repurchased the remaining notes on March 12, 2004. See Note (1).	134,694	—

9% Senior Secured Notes due 2012 in an original aggregate principal amount of $225.0 million. Interest on the 9% Notes is payable on February 15 and August 15 of each year, effective August 15, 2004. The 9% Notes are subordinate to the loans under the senior secured credit facility to the extent of the value of the assets securing such loans. See Note (1).	—	225,000

Total long-term debt	175,479	246,250
Less current portion	9,500	—

Long-term debt, excluding current portion	$165,979	$246,250

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

In connection with the 2004 Refinancing Transactions, the Company made a tender offer for all of its 10½% Notes. On February 9, 2004, the Company repurchased approximately 87.0% of its 10½% Notes. In accordance with the terms of the 10½% Notes indenture, the Company redeemed the remaining 10½% Notes for 101.75% of the principal amount, plus accrued interest on March 12, 2004.

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

The Company’s restricted subsidiaries include its subsidiaries Petro Financial Corporation and Petro Distributing, Inc. The Company does not have any unrestricted subsidiaries.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. These franchise agreements do not contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, the Company purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $31,000, $25,000 and $21,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Partners’ Capital (Deficit)

Ownership

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

The following table reflects total cash distributions paid to the Holding Partnership:

	For the Years Ended December 31,
	2002	2003	2004
	(in thousands)
Cash dividends paid	$15	$42	$58,259

As of December 31, 2004, the historical net book value of assets and liabilities was approximately $31.8 million greater than the associated net tax basis of those assets and liabilities.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants’ annual salary and aggregated approximately $400,000, $378,000, and $430,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2002, 2003, and 2004.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2002, 2003, and 2004, the Company’s expenditures for environmental matters were approximately $332,000, $180,000, and $269,000, respectively. See Note (2)(b) for a discussion of the Company’s accounting policies relating to environmental matters.

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

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2)(b). At December 31, 2003 and 2004, this accrual amounted to $300,000 and $237,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2003 and 2004, the Company has recognized receivables of approximately $460,000 and $453,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

As previously reported:
	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
	(in thousands)				(in thousands)
Net revenues (a)	$270,741	$252,031	$271,701	$268,834	$286,127		$315,813	$338,191	$366,380
Operating income	5,617	7,392	8,690	7,115	4,913		9,587	9,168	11,085
Income before cumulative effect of a change in accounting principle	622	2,711	4,133	1,592	(7,579)		3,679	3,504	5,334
Cumulative effect of a change in accounting principle (b)	(397)	—	—	—	—		—	—	—
Net income	225	2,711	4,133	1,592	(7,579	)(c)	3,679	3,504	5,334

As Restated (note 2 (a) ):

	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
	(in thousands)				(in thousands)
Net revenues (a)	$270,741	$252,031	$271,701	$268,834	$286,127		$315,813	$338,191	$366,380
Operating income	5,642	7,418	8,716	7,140	4,935		9,608	9,181	11,075
Income before cumulative effect of a change in accounting principle	617	2,706	4,128	1,586	(7,588)		3,670	3,494	5,324
Cumulative effect of a change in accounting principle	(397)	—	—	—	—		—	—	—
Net (loss) income	220	2,706	4,128	1,586	(7,588	)(c)	3,670	3,494	5,324

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.
(b)	Reflects the expensing of the initial estimate of the asset retirement obligations as required by the adoption of SFAS No. 143.
(c)	Net loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the 2004 Refinancing Transactions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(a) to the accompanying consolidated financial statements, the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners’ capital (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, have been restated.

KPMG LLP

El Paso, Texas

March 14, 2005, except as to Note 2(a), which is as of July 6, 2005

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings. However, subsequent to the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. On May 13, 2005, the Company concluded that its historical financial statements should be restated to correct certain errors relating to accounting for leased properties, and that such financial statements should no longer be relied upon. As a result, the Company has restated its financial statements for the three-year period ended December 31, 2004. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10-K/A, in item 6, “Selected Financial Data,” in Item 8, Note 2(a) of notes to consolidated financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies” of this Form 10-K/A, and in Part IV, “Exhibits and Financial Statement Schedules.” As a result of the need to restate previously issued financial statements, we have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934, as amended, Rules 13a-15 or 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the period covered by this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to above.

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

Name	Amount Acquired on Exercise(%)(1)	Value Realized($)(1)	Company Interests Underlying Unexercised Options/SARs at Fiscal Year-end(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options / SARs at Fiscal Year-end($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	181,462/0
Edward Escudero	—	—	.14/0	162/0
David Latimer	—	—	.36/0	50,406/0
Keith Kirkpatrick	—	—	.36/0	50,406/0

(1)	No options were exercised in 2004.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of the Holding Partnership’s equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 of the notes to consolidated financial statements for the year ended December 31, 2004.

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

Names and Address	Type of Interest	Percentage of Class
J.A. Cardwell, Sr.	General Partner	0.25%(1)
6080 Surety Drive
El Paso, Texas 79905

Petro Stopping Centers Holdings, L.P.	Limited Partner	99.50%(2)
6080 Surety Drive
El Paso, Texas 79905

James A. Cardwell, Jr.	Limited Partner	0.25%
6080 Surety Drive
El Paso, Texas 79905

All directors and officers as a group		0.5%

(1)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, L.P., a Texas limited partnership of which Texas MEC, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.

(2)	Petro Stopping Centers Holdings, L.P., a Delaware limited partnership, was formed on July 23, 1999 as a holding partnership and conducts substantially all of its operations through the Company, which holds the operating assets of the Holding Partnership. The common limited partnership interests of the Holding Partnership are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), and Petro, Inc. (collectively, the “Cardwell Group”) (approximately 51.6%), Volvo Petro Holdings LLC (approximately 28.7%), Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of ExxonMobil (approximately 9.7%), and Petro Warrant Holdings Corporations (approximately 10.0%). In addition to the common limited partnership interests, convertible preferred limited partnership interests are owned by Mobil Long Haul ($5.0 million) and preferred limited partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million), which are entitled to cumulative preferred returns at the rate of 12.0% per annum, 9.5% per annum, and 8.0% per annum, respectively.

As of December 31, 2004, information regarding the Holding Partnership’s option plan is as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	8.17	$2,932	6.04
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	8.17	$2,932	6.04

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

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. We believe none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2002, 2003, and 2004, we purchased receivables from HSV in the amounts of $10.2 million, $9.1 million, and $9.3 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $31,000, $25,000 and $21,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Additionally, we received franchise fees from HSV of approximately $1.1 million for each of the years ended December 31, 2002 and 2003, and approximately $1.2 million for the year ended December 31, 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.	Financial statements

	The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

		Page
	Consolidated Balance Sheets (As Restated)	27
	Consolidated Statements of Operations (As Restated)	28
	Consolidated Statements of Changes in Partners’ Capital (Deficit) and Comprehensive Loss (As Restated)	29
	Consolidated Statements of Cash Flows (As Restated)	30
	Notes to Consolidated Financial Statements	31-59
	Report of Independent Registered Public Accounting Firm	60

2.	Financial statements schedule and supplementary information required to be submitted.

	Schedule II-Valuation and Qualifying Accounts	61

	All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

	Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 77 through 80 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
Chairman and Chief Executive Officer
(On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Date:	July 7, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	Chairman and Chief Executive Officer (Principal Executive Officer)	July 7, 2005

/s/ Edward Escudero (Edward Escudero)	Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	July 7, 2005

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	President, Chief Operating Officer, and Director	July 7, 2005

/s/ Eddie H. Brailsford (Eddie H. Brailsford)	Director	July 7, 2005

/s/ Timothy J. Devens (Timothy J. Devens)	Director	July 7, 2005

(Michel Gigou)	Director

/s/ James M.E. Mixter, Jr. (James M.E. Mixter, Jr.)	Director	July 7, 2005

/s/ Larry J. Zine (Larry J. Zine)	Director	July 7, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01 (a)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.02 (b)	Certificate of Incorporation of Petro Financial Corporation.

3.03 (b)	Bylaws of Petro Financial Corporation.

3.04 (f)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

3.05 (t)	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, by and among Petro, Inc., as General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

4.01 (q)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02 (q)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03 (q)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.04 (q)	Second Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, and U.S. Bank National Association, as successor to State Street Bank and Trust Company, as Trustee, relating to Petro Stopping Centers, L.P.’s $135 million aggregate principal amount 10 1/2% Senior Notes due 2007.

4.05 (r)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

10.01 (a)	Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, among the Company, James A. Cardwell, Jr., Trustee of the James A., and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three.

10.02 (a)	Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P.

10.03 (a)	Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P.

10.04 (a)	Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc. and Petro Stopping Centers, L.P.

10.05	(b)	Surety Drive lease agreement, dated April 30, 1992, between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.06	(b)	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro Inc.

10.07	(b)	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc.

10.08	(b)	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between the Company and Petro Truckstops, Inc.

10.09	(c)	Form of the Company’s Franchise Agreement.

10.10	(d)	Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among the Company, Tejon Ranch Company, as Guarantor.

10.11	(e)	Employment Agreement, dated February 10, 1999, by and between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P.

10.12	(e)	Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.13	(f)	Amended and Restated PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.14	(f)	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Exxon Mobil Corporation and Petro Stopping Centers, L.P.

10.15	(g)	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc.

10.16	(h)	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc.

10.17	(h)	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc.

10.18	(i)	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P.

10.19	(j)	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P.

10.20	(k)	Amended Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P.

10.21	(l)	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P.

10.22	(l)	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P.

10.23	(m)	Services Outsourcing Agreement, dated July 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P.

10.24	(m)	Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002, by and between Petro Stopping Centers, L.P. and Tejon Development Corporation.

10.25 (m)	Nonqualified Deferral Plan Administration Services Agreement, dated January 23, 2003, between Benefit Plan Services, Inc. and Petro Stopping Centers, L.P.

10.26 (n)	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company.

10.27 (o)	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Sr., Trustee and Petro Stopping Centers, L.P.

10.28 (p)	Letter Agreement, dated February 2, 2004, by and between ExxonMobil Oil Corporation and Mobil Diesel Supply Corporation, and Petro Stopping Centers, L.P.

10.29 (p)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Sr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.30 (p)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Jr. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.31 (p)	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by JAJCO II, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.32 (p)	Second Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by Petro, Inc. (“Indemnitor”) for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation.

10.33 (s)	Purchase Agreement, entered into as of March 4, 2005, by and among Petro Stopping Centers, L.P. and Bordentown Junction Truck Stop Joint Venture.

14.01 (p)	Petro Stopping Centers, L.P.’s Professional Ethics Policy.

21.01 (a)	Subsidiaries of the Company.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(b)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-1 (Registration No. 33-76154).
(c)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997.
(d)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(e)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(g)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(h)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(i)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000.
(j)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001.
(k)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(l)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(m)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(n)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(o)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(p)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003.
(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(r)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.
(s)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004.
(t)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004.
*	Filed herewith