Form 10-Q
period 2005-06-30
PETRO STOPPING CENTERS L P
filed 2005-08-12
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2005
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$33,843	$19,909
Trade accounts receivable, net	2,074	5,928
Inventories, net	27,494	31,914
Other current assets	2,491	2,795
Due from affiliates	4,017	4,552

Total current assets	69,919	65,098

Property and equipment, net	194,605	209,252
Deferred debt issuance costs, net	10,450	9,973
Other assets	13,002	13,489

Total assets	$287,976	$297,812

Liabilities and Partners’ Deficit
Current liabilities:
Trade accounts payable	$15,334	$24,248
Accrued expenses and other liabilities	31,484	32,306
Due to affiliates	12,420	12,537

Total current liabilities	59,238	69,091

Other liabilities	765	784
Long-term debt	246,250	246,250

Total long-term liabilities	247,015	247,034

Total liabilities	306,253	316,125

Commitments and contingencies

Partners’ deficit:
General partner’s	(200)	(188)
Limited partners’	(18,077)	(18,125)

Total partners’ deficit	(18,277)	(18,313)

Total liabilities and partners’ deficit	$287,976	$297,812

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
Net revenues:
Fuel (including motor fuel taxes)	$249,473	$365,208	$473,517	$662,412
Non-fuel	66,340	72,910	128,423	136,941

Total net revenues	315,813	438,118	601,940	799,353

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	236,282	351,501	451,870	638,602
Non-fuel	26,843	29,781	51,434	54,615
Operating expenses	34,858	37,943	68,338	72,267
General and administrative	4,344	4,829	8,034	9,265
Depreciation and amortization	3,849	4,114	7,688	8,002
Loss on disposition of fixed assets	29	16	33	29

Total costs and expenses	306,205	428,184	587,397	782,780

Operating income	9,608	9,934	14,543	16,573

Loss on retirement of debt	—	—	(6,164)	—
Retired debt restructuring costs	—	—	(794)	—
Equity in income (loss) of affiliate	182	(15)	158	(178)
Interest income	24	31	51	119
Interest expense	(6,144)	(5,962)	(11,712)	(11,745)

Net income (loss)	$3,670	$3,988	$(3,918)	$4,769

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

For the Six Months Ended June 30, 2005

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Total Partners’ Deficit
Balances, December 31, 2004 (As Previously Reported)	$(198)	$(17,274)	$(17,472)
Restatement adjustments - Note 2	(2)	(803)	(805)

Balances, December 31, 2004 (As Restated)	(200)	(18,077)	(18,277)
Net income	12	4,757	4,769
Partners’ operating distributions	—	(4,796)	(4,796)
Partners’ minimum tax distributions	—	(9)	(9)

Balances, June 30, 2005	$(188)	$(18,125)	$(18,313)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2005
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(3,918)	$4,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,688	8,002
Write-off of deferred financing costs associated with retired debt	4,009	—
Deferred debt issuance cost amortization	1,249	782
Provision for bad debt	80	154
Equity in (income) loss of affiliate	(158)	178
Loss on disposition of fixed assets	33	29
Other operating activities	19	22
Increase (decrease) from changes in:
Trade accounts receivable	(1,875)	(4,008)
Inventories	(1,490)	(4,420)
Other current assets	(337)	(304)
Due from affiliates	1,538	(535)
Due to affiliates	(6,501)	117
Trade accounts payable	10,650	8,651
Accrued expenses and other liabilities	3,681	809

Net cash provided by operating activities	14,668	14,246

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	983	83
Purchases of property and equipment	(2,151)	(22,728)
Increase in other assets, net	(193)	(357)

Net cash used in investing activities	(1,361)	(23,002)

Cash flows from financing activities:
Repayments of bank debt	(4,500)	(36,500)
Proceeds from bank debt	4,500	36,500
Repayments of long-term debt	(178,285)	—
Proceeds from long-term debt issuance	250,000	—
Change in book cash overdraft	(6,304)	—
Partners’ operating distribution	(57,072)	(4,796)
Partners’ minimum tax distribution	(16)	(9)
Payment of debt issuance costs	(11,633)	(373)

Net cash used in financing activities	(3,310)	(5,178)

Net increase (decrease) in cash and cash equivalents	9,997	(13,934)
Cash and cash equivalents, beginning of period	17,086	33,843

Cash and cash equivalents, end of period	$27,083	$19,909

Supplemental cash flow information -
Interest paid during the period	$8,746	$11,033

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of Petro Stopping Centers, L.P. and its wholly owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Amended Annual Report of the Company on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2004 Form 10-K/A. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2004 (as restated) and June 30, 2005, the consolidated condensed results of operations for the three and six months ended June 30, 2004 (as restated) and 2005, the changes in partners’ deficit for the six months ended June 30, 2005, and the consolidated condensed cash flows for the six months ended June 30, 2004 (as restated) and 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $65.3 million and $74.1 million for the three months ended June 30, 2004 and 2005, respectively, and $129.7 million and $140.5 million for the six months ended June 30, 2004 and 2005, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Restatement of Consolidated Condensed Financial Statements

Restatement – Accounting for leases

Following a review of its accounting policies, the Company determined that it had incorrectly calculated its depreciation expenses on certain leasehold improvements and misclassified a capital lease as an operating lease. As a result, the Company has restated its financial statements for the three-year period ended December 31, 2004.

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

These non-cash adjustments have no material impact on the Company’s previously reported cash flows, cash position, revenues, or EBITDA in any period, or on compliance with the covenants under its senior secured credit facilities or the Indenture for the 9.0% senior secured notes due 2012 (the “9% Notes”).

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present the adjustments to the Unaudited Consolidated Condensed Financial Statements of Operations for the three and six months ended June 30, 2004 and the Consolidated Balance Sheet as of December 31, 2004 as a result of the restatement:

Unaudited Consolidated Condensed Statement of Operations

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated
		(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$249,473	$—	$249,473
Non-fuel	66,340	—	66,340

Total net revenues	315,813	—	315,813

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	236,282	—	236,282
Non-fuel	26,843	—	26,843
Operating expenses	34,888	(30)	34,858
General and administrative	4,344	—	4,344
Depreciation and amortization	3,840	9	3,849
Loss on disposition of fixed assets	29	—	29

Total costs and expenses	306,226	(21)	306,205

Operating income	9,587	21	9,608

Equity in loss of affiliate	182	—	182
Interest income	24	—	24
Interest expense	(6,114)	(30)	(6,144)

Net income	$3,679	$(9)	$3,670

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unaudited Consolidated Condensed Statement of Operations

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated
		(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$473,517	$—	$473,517
Non-fuel	128,423	—	128,423

Total net revenues	601,940	—	601,940

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	451,870	—	451,870
Non-fuel	51,434	—	51,434
Operating expenses	68,399	(61)	68,338
General and administrative	8,034	—	8,034
Depreciation and amortization	7,670	18	7,688
Loss on disposition of fixed assets	33	—	33

Total costs and expenses	587,440	(43)	587,397

Operating income	14,500	43	14,543

Loss on retirement of debt	(6,164)	—	(6,164)
Retired debt restructuring costs	(794)	—	(794)
Equity in loss of affiliate	158	—	158
Interest income	51	—	51
Interest expense	(11,651)	(61)	(11,712)

Net loss	$(3,900)	$(18)	$(3,918)

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheet

	As of December 31, 2004
	As Previously Reported	Adjustments	As Restated
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$33,843	$—	$33,843
Trade accounts receivable, net	2,074	—	2,074
Inventories, net	27,494	—	27,494
Other current assets	2,491	—	2,491
Due from affiliates	4,017	—	4,017

Total current assets	69,919	—	69,919

Property and equipment, net	195,410	(805)	194,605
Deferred debt issuance costs, net	10,450	—	10,450
Other assets	13,002	—	13,002

Total assets	$288,781	$(805)	$287,976

Liabilities and Partners’ Deficit
Current liabilities:
Trade accounts payable	$15,334	$—	$15,334
Accrued expenses and other current liabilities	31,484	—	31,484
Due to affiliates	12,420	—	12,420

Total current liabilities	59,238	—	59,238

Other liabilities	765	—	765
Long-term debt	246,250	—	246,250

Total long-term liabilities	247,015	—	247,015

Total liabilities	306,253	—	306,253

Commitments and contingencies

Partners’ deficit
General partner’s	(198)	(2)	(200)
Limited partners’	(17,274)	(803)	(18,077)

Total partners’ deficit	(17,472)	(805)	(18,277)

Total liabilities and partners’ deficit	$288,781	$(805)	$287,976

The restatement had no impact on net cash provided or used in operating, investing, and financing activities for the six months ended June 30, 2004.

(3) Properties

During the first quarter of 2005, the Company entered into agreements for the acquisition of four sites.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company completed the purchase of the New Paris, Ohio site in February 2005 and York, Nebraska and Kingsland, Georgia sites in March 2005. New Paris, Ohio and York, Nebraska were existing Petro Stopping Centers owned by one of the Company’s franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The three sites were purchased for cash consideration totaling $20.7 million. The purchase price was primarily allocated to property and equipment of $18.6 million and to inventories. The Company has not yet completed the evaluation and allocation of the purchase price of the above mentioned acquisitions as the analyses associated with the valuation of certain assets are not yet complete. The Company does not believe that the analyses will materially modify the preliminary purchase price allocation.

(4) Partners’ Deficit

Under the Indenture for the 9% Notes and the agreement governing the senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the six months ended June 30, 2005, the Company paid approximately $4.8 million with respect to these distributions. The Company believes it will distribute an additional $1.4 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses. All but $50,000 of the 15% Notes were repurchased in the three month period ending March 31, 2005, and the remaining $50,000 of the 15% Notes were repurchased in May 2005.

(5) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of June 30, 2004 and 2005, the Company operated 37 and 40 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the company-operated truck stops were $314.3 million and $436.6 million for the three months ended June 30, 2004 and 2005, respectively, and $599.2 million and $796.5 million for the six months ended June 30, 2004 and 2005, respectively. The Company added three company-operated truck stops in the three months ended March 31, 2005, two of which were previously operated by Company franchisees.

As of June 30, 2004 and 2005, the Company was a franchisor to 23 and 22 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from the Company’s franchise operations were $1.5 million for each of the three months ended June 30, 2004 and 2005, and $2.8 million and $2.9 million for the six months ended June 30, 2004 and 2005, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$314,314	$436,606	$599,181	$796,502
Franchise operations	1,499	1,512	2,759	2,851

Total net revenues	$315,813	$438,118	$601,940	$799,353

Operating income:
Company-operated truck stops	$8,109	$8,422	$11,784	$13,722
Franchise operations	1,499	1,512	2,759	2,851

Total operating income	$9,608	$9,934	$14,543	$16,573

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$286,787	$297,812
Franchise operations			—	—

Total assets			$286,787	$297,812

(6) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaced the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management has adopted this revised Interpretation and concluded that the Company does not own interests in any entities that meet the consolidation requirements.

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

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. Management is evaluating the impact of this Interpretation on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized on a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a significant impact on the Company’s financial position or results of operations.

(7) Subsequent Events

On July 19, 2005, the Company commenced operations of a new franchise operation located in Remington, Indiana.

On July 26, 2005, the Company completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount were issued on February 9, 2004.

On July 26, 2005, the Company amended its Senior Secured Credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

On July 26, 2005, the Company completed the purchase of the Bordentown Junction Truck Stop in Burlington County, New Jersey, which was an existing Petro Stopping Center owned and operated by one of the Company’s franchisees and became a company-operated site following the closing of the transaction. This site was purchased for cash consideration totaling $25.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”). These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

Restatement

We restated our financial statements for the three-year period ended December 31, 2004. For a discussion on this restatement, see Note 2 of our unaudited consolidated condensed financial statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of June 30, 2004, and 2005, we operated 37 and 40 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $314.3 million and $436.6 million for the three months ended June 30, 2004 and 2005, respectively, and $599.2 million and $796.5 million for the six months ended June 30, 2004 and 2005, respectively. We added three company-operated truck stops in the three months ended March 31, 2005, two of which were previously operated by franchisees.

As of June 30, 2004 and 2005, we were a franchisor to 23 and 22 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from our franchise operations were $1.5 million for each of the three months ended June 30, 2004 and 2005, and $2.8 million and $2.9 million for the six months ended June 30, 2004 and 2005, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.

The following table contains financial information on our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$314,314	$436,606	$599,181	$796,502
Franchise operations	1,499	1,512	2,759	2,851

Total net revenues	$315,813	$438,118	$601,940	$799,353

Operating income:
Company-operated truck stops	$8,109	$8,422	$11,784	$13,722
Franchise operations	1,499	1,512	2,759	2,851

Total operating income	$9,608	$9,934	$14,543	$16,573

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$286,787	$297,812
Franchise operations			—	—

Total assets			$286,787	$297,812

Overview of Operating Results

During the six months ended June 30, 2005, our revenues were $799.4 million, a 32.8% increase over the prior year period. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, in addition to our three new sites. Our net income of $4.8 million was $8.7 million higher than our net loss for the six months ended June 30, 2004 (as restated), primarily due to costs associated with our 2004 Refinancing Transactions.

During the 2nd quarter of 2005, our net revenues were $438.1 million, a 38.7% increase over prior year’s quarter. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, in addition to our three new sites. Our net income of $4.0 million was $318,000 higher compared to the prior year’s quarter.

We derive our revenues primarily from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	(dollars in thousands)
Fuel	$249,473	79.0%	$365,208	83.4%	$473,517	78.7%	$662,412	82.9%
Non-Fuel (excluding Restaurant)	48,045	15.2%	53,940	12.3%	92,467	15.3%	100,538	12.6%
Restaurant	18,295	5.8%	18,970	4.3%	35,956	6.0%	36,403	4.5%

Total Net Revenues	$315,813	100.0%	$438,118	100.0%	$601,940	100.0%	$799,353	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $65.3 million and $74.1 million for the three months ended June 30, 2004 and 2005, respectively, and $129.7 million and $140.5 million for the six months ended June 30, 2004 and 2005, respectively.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (As Restated)

Overview. Net income increased by $8.7 million to $4.8 million for the six months ended June 30, 2005 compared to a net loss of $3.9 million for the six months ended June 30, 2004, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions. Our net revenues increased 32.8% to $799.4 million for the six months ended June 30, 2005 from $601.9 million in the prior year period. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales and the addition of three new sites. As discussed herein, we completed the purchase of two previously franchise operated locations at New Paris, Ohio and York, Nebraska and a new Petro:2 location at Kingsland, Georgia during the first quarter in 2005. On a comparable unit basis, net revenues increased by 28.1% to $770.9 million from $601.9 million in the prior year period, due to an increase in our average retail-selling price of fuel and increased fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the six months ended June 30, 2005, we had 36 company-operated comparable units out of a total of 39 company-operated units for the six months ended June 30, 2005, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliates. Operating expenses increased 5.8% to $72.3 million from $68.3 million in the prior year period due primarily to the addition of our three new sites.

Fuel. Revenues increased 39.9% to $662.4 million for the six months ended June 30, 2005 compared to $473.5 million in the six months ended June 30, 2004. Fuel revenues increased due to a 29.9% increase in our average retail-selling price per gallon compared to the prior year period due to market conditions, as well as a 7.7% increase in our total fuel gallons sold from the prior year period, which was partially due to the addition of our three new sites. Gross profit increased by 10.0% to $23.8 million for the six months ended June 30, 2005 compared to $21.6 million in the six months ended June 30, 2004, despite a 41.3% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 35.0% due to a 29.7% increase in our average retail-selling price per gallon as well as a 4.1% increase in our total fuel gallons sold compared to the prior year period. On a comparable unit basis, gross profit increased by 6.3%, or $1.4 million, for the six months ended June 30, 2005 compared to the prior year period.

Non-Fuel (excluding Restaurant). Revenues increased 8.7% to $100.5 million for the six months ended June 30, 2005 compared to $92.5 million in the prior year period. Gross profit increased 9.5% to $57.1 million for the six months ended June 30, 2005 from $52.1 million in the prior year period. The increases in revenues and gross profit were due primarily to an 8.8%, or $7.5 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our three new sites. On a comparable unit basis, revenues increased 4.8%, or $4.4 million and gross profit increased 5.7%, or $3.0 million compared to the prior year period.

Restaurant. Revenues increased 1.2% to $36.4 million for the six months ended June 30, 2005 compared to $36.0 million in the prior year period, mainly due to the addition of our three new sites, and a 3.4%, or $.28, increase in our average ticket price, offset by a 1.9% decrease in our customer count. Gross profits in the restaurant increased by 1.6%, or $386,000, compared to the prior year period, due to the increase in revenues primarily due to our three new sites. On a comparable unit basis, revenues decreased 2.7%, or $977,000, from the prior year period, due to a 5.8% decrease in our customer count, offset by an increase of 3.6%, or $.29, in our average ticket price. On a comparable unit basis, gross profit decreased 2.3%, or $583,000, from the prior year period.

Costs and Expenses. Total costs and expenses increased 33.3% to $782.8 million for the six months ended June 30, 2005 compared to $587.4 million in the prior year period. Cost of sales increased 37.7%, or $189.9 million from the prior year period, mainly due to a 41.3% increase in our cost of fuel, in addition to costs incurred by the addition of our three new sites. Operating expenses increased 5.8%, or $3.9 million, to $72.3 million compared to the prior year period, due primarily to the addition of our three new sites. General and administrative expenses increased 15.3% to $9.3 million compared to $8.0 million in the prior year period, due primarily to higher employee-related costs and an increase in professional expenses related mainly to our preparation for the compliance requirements set forth in Section 404 of the Sarbanes-Oxley Act and legal expenses. On a comparable unit basis, total costs and expenses increased 28.5%, or $167.3 million, from the prior year period. On a comparable unit basis, cost of sales increased 32.8%, or $165.2 million, from the prior year period, due primarily to a 36.3% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 1.0%, or $715,000, to $69.1 million compared to the prior year period, due primarily to higher credit card fees associated with the increased fuel revenues, and increased utility costs, offset by lower employee-related costs.

Equity in Income ( Loss) of Affiliate. For the six months ended June 30, 2005, we recognized a loss of $178,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a gain of $158,000 in the prior year period.

Interest Expense. Interest expense remained relatively flat compared to the prior year period, due to a decrease in our total outstanding debt compared to 2004, offset by an increase in the interest rate on our debt outstanding in the current year period.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (As Restated)

Overview. Net income increased by $318,000 to $4.0 million for the quarter ended June 30, 2005 compared to a net income of $3.7 million for the quarter ended June 30, 2004. Our net revenues increased 38.7% to $438.1 million for the quarter ended June 30, 2005 from $315.8 million in the prior year quarter. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales and the addition of three new sites. As discussed herein, we completed the purchase of two previously franchise operated locations at New Paris, Ohio and York, Nebraska and a new Petro:2 location at Kingsland, Georgia during the first quarter of 2005. On a comparable unit basis, net revenues increased by 31.3% to $414.5 million from $315.8 million in the prior year quarter, due to an increase in our average retail-selling price of fuel and increased fuel gallons sold. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the quarter ended June 30, 2004, we had 36 company-operated comparable units out of a total of 39 company-operated units for the quarter ended June 30, 2005, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliates. Operating expenses increased 8.9% to $37.9 million from $34.9 million in the prior year quarter due primarily to the addition of our three new sites.

Fuel. Revenues increased 46.4% to $365.2 million for the quarter ended June 30, 2005 compared to $249.5 million in the quarter ended June 30, 2004. Fuel revenues increased due to a 29.8% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 12.8% increase in our total fuel gallons sold from the prior year quarter, partially due to the addition of our three new sites. Gross profit increased by 3.9% to $13.7 million for the quarter ended June 30, 2005 compared to $13.2 million in the prior year quarter, despite a 48.8% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 38.6% due to a 29.7% increase in our average retail-selling price per gallon as well as a 6.8% increase in our total fuel gallons sold compared to the prior year quarter. On a comparable unit basis, gross profit decreased by 1.1%, or $149,000, for the quarter ended June 30, 2005 compared to the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 12.3% to $53.9 million for the quarter ended June 30, 2005 compared to $48.0 million in the prior year quarter. Gross profit increased 11.6% to $30.0 million for the quarter ended June 30, 2005 from $26.9 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 12.5%, or $5.6 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our three new sites. On a comparable unit basis, revenues increased 6.1%, or $2.9 million, compared to the prior year quarter and gross profit increased 5.5%, or $1.5 million compared to the prior year quarter.

Restaurant. Revenues increased 3.7% to $19.0 million for the quarter ended June 30, 2005 compared to $18.3 million in the prior year quarter mainly due to the addition of our three new sites, and a 1.5% increase in our customer count and an increase of 2.6%, or $.21, in our average ticket price. Gross profits in the restaurant increased by 4.0%, or $508,000, compared to the prior year quarter due to the increase in revenues, primarily related to our three new sites. On a comparable unit basis, revenues decreased 2.5%, or $457,000, from the prior year quarter, due to a 4.8% decrease in our customer count, offset by an increase of 2.8%, or $.23 cents, in our average ticket price. On a comparable unit basis, gross profit decreased 2.2%, or $275,000, from the prior year quarter.

Costs and Expenses. Total costs and expenses increased 39.8% to $428.2 million for the quarter ended June 30, 2005 compared to $306.2 million in the prior year quarter. Cost of sales increased 44.9%, or $118.2 million from the prior year quarter mainly due to a 48.8% increase in our cost of fuel and the addition to our three new sites. Operating expenses increased 8.9%, or $3.1 million, to $37.9 million compared to the prior year quarter, due primarily to the addition of our three new sites. General and administrative expenses increased 11.1% to $4.8 million compared to $4.3 million in the prior year quarter, due primarily to an increase in professional expenses mainly related to our preparation for the compliance requirements set forth in Section 404 of the Sarbanes-Oxley Act and legal expenses. On a comparable unit basis, total costs and expenses increased 32.2%, or $98.7 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 37.1%, or $97.7 million, from the prior year quarter, due primarily to a 40.8% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 1.5%, or $510,000, to $35.4 million compared to the prior year quarter, due primarily to higher credit card fees associated with the increased fuel revenues, and increased utility costs, offset by lower employee related costs.

Equity in Income (Loss) of Affiliate. For the quarter ended June 30, 2005, we recognized a loss of $15,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a gain of $182,000 for the prior year quarter.

Interest Expense. Interest expense decreased by 3.0% to $6.0 million compared to $6.1 million in the prior year quarter, due to a decrease in our total outstanding debt compared to 2004.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2001:

	As of June 30,
	2001	2002	2003	2004	2005
Company-operated	35	35	37	37	40
Franchise operation	23	21	23	23	22

Total Petro Stopping Centers	58	56	60	60	62

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from June 30, 2001 through June 30, 2005, all but three of which are full-sized facilities.

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

Cash Flows from Operations

We had cash flows from operations of $14.7 million and $14.2 million for the six months ended June 30, 2004 and 2005, respectively. The decrease in cash flows was due primarily to variations in the timing of payments for trade accounts payable and other current liabilities, increased inventory due to higher fuel costs and our three new sites, timing of payments due to affiliates for fuel purchases, and timing of receipts related to trade accounts receivables, offset by the increase in operating income for the six months ended June 30, 2005.

We had working capital of $10.7 million and negative working capital of $4.0 million at December 31, 2004 and June 30, 2005, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2004. Approximately 91.8% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $14.4 million and $28.8 million at December 31, 2004 and June 30, 2005, respectively, subject to certain conditions.

On January 21, 2005, we amended our senior secured credit agreement to extend the maturity date to February 2008, increase the size of the revolving commitment from $25.0 million to $40.0 million, eliminate amortization payments, make all principal amounts due on the maturity date, modify covenants to, among other things, permit acquisition of the Kingsland, Georgia, New Paris, Ohio, and York, Nebraska sites, and decrease the pricing spread on the revolving facility and the term loan.

On July 26, 2005, we amended our senior secured credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

At June 30, 2005, we have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of June 30, 2005, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008, subject to certain conditions. Interest on drawn funds is paid at maturity and quarterly for base rate loans on the last day of each interest period, but at least every three months for Eurodollar rate loans at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At June 30, 2005, we had no borrowings outstanding under our revolving credit portion of our senior secured credit facilities and had $11.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of June 30, 2005, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

9% Senior Secured Notes Due 2012

On July 26, 2005, we completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount were issued on February 9, 2004.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of June 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$383,411	$21,376	$63,629	$40,500	$257,906
Operating distributions to the Holding Partnership (1)	46,529	2,644	5,579	10,039	28,267
New site capital expenditures (2)	25,210	25,210	—	—	—
Operating leases	22,779	4,069	5,473	5,461	7,776
Employment agreements (3)	1,531	1,531	—	—	—
Purchase agreements	2,900	1,160	1,740	—	—
Other long-term liabilities (4)	5,562	70	329	—	5,163

Total financial obligations	$487,922	$56,060	$76,750	$56,000	$299,112

(1)	Represents distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”), as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses.
(2)	Represents amounts needed for the Bordentown Junction Truck Stop acquisition, which was completed on July 26, 2005.
(3)	Represents maximum amounts necessary to satisfy obligations under employment agreements with our Chief Executive Officer and our President and Chief Operating Officer.
(4)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

In addition to the above, we have an annual volume commitment associated with contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) as discussed in more detail in Note 8 to notes to consolidated financial statements included in our 2004 Form 10-K/A. These purchase obligations are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. We have excluded these purchase obligations from the table above as they cannot reasonably be estimated.

Short-Term Requirements

Our primary short-term cash requirements include the funding of the Bordentown acquisition, working capital, employment agreements, distributions to the Holding Partnership, interest on our debt, and capital expenditures. We believe that cash flow from operations, the proceeds from the sale of additional 9% Notes, and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

During the first quarter of 2005, we entered into agreements for the acquisition of four sites. We completed the purchase of our New Paris, Ohio site in February 2005 and our York, Nebraska and Kingsland, Georgia sites in March 2005. New Paris, Ohio and York, Nebraska were existing Petro Stopping Centers owned by one of our franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The three sites were purchased for cash consideration totaling $20.7 million. The purchase price was primarily allocated to property and equipment of $18.6 million and to inventories. We have not yet completed the evaluation and allocation of the purchase price of the above mentioned acquisitions as the analyses associated with the valuation of certain assets are not yet complete. We do not believe that the analyses will materially modify the preliminary purchase price allocation.

On July 26, 2005, we completed the purchase of the Bordentown Junction Truck Stop in Burlington County, New Jersey, which was an existing Petro Stopping Center owned and operated by one of our franchisees and became a company-operated site following the closing of the transaction. This site was purchased for cash consideration totaling $25.2 million.

Capital expenditures on our truck stop network totaled $22.7 million for the six months ended June 30, 2005. These costs were primarily associated with the acquisition of the three new sites as described above. We currently expect to invest approximately $7.2 million during 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $7.2 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9% Notes and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and their senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the six months ended June 30, 2005, the Company paid approximately $4.8 million with respect to these distributions. We believe we will distribute an additional $1.4 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses. All but $50,000 of the 15% Notes were repurchased in the three month period ending March 31, 2005, and the remaining $50,000 of the 15% Notes were repurchased in May 2005.

Long-Term Requirements

Our anticipated long-term cash requirements include indebtedness and operating leases as set forth in the table above. Other possible long-term uses of cash include:

•	expansion of our network through constructing or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities and funds from the additional $25.0 million 9% Notes, will be sufficient to satisfy our cash requirements for operations and debt service through 2005 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described in Part II, Item 7 of our 2004 Form 10-K/A.

Critical Accounting Policies

The preparation of our unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 (b) in notes to consolidated financial statements included in our 2004 Form 10-K/A for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At June 30, 2005, the aggregated liability was approximately $9.8 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At June 30, 2005, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaced the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as ourselves, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We have adopted this revised Interpretation and concluded that we do not own interests in any entities that meet the consolidation requirements.

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

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. Management is evaluating the impact of this Interpretation on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized on a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of this standard will have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2004 Form 10-K/A. During the quarter ended June 30, 2005, there have been no material changes regarding our market risks from the discussion in our 2004 Form 10-K/A.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2004 and June 30, 2005:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$225,000	$237,938	$225,000	$227,813
Average interest rate	9.0%	—	9.0%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.8%	—	5.3%	—

Item 4. Controls and Procedures

As of June 30, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and

Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Prior to the filing of this report, management has implemented necessary changes to the Company’s internal controls in order to address the lease accounting matters referred to in Note 2 of notes to unaudited consolidated condensed financial statements. Aside from this, there has been no change in our internal control over financial reporting in connection with the evaluation required by the paragraph (d) of the Securities Exchange Act of 1934, as amended, Rules 13a-15 or 15d-15 during the second fiscal quarter, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: August 12, 2005	By:	/s/ Edward Escudero
Edward Escudero
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01 (a)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.04 (f)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

3.05 (t)	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, by and among Petro, Inc., as General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

4.01 (q)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02 (q)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03 (q)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.05 (r)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

4.06*	Second Amendment to Credit Agreement, entered into as of July 26, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

4.07*	Registration Rights Agreement, dated as of July 26, 2005, by and among Petro Stopping Centers, L.P., Petro Financial Corporation, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro, Inc., and Banc of America Securities LLC.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.

(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(r)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.
(t)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004.
*	Filed herewith