Form 10-Q
period 2005-09-30
PETRO STOPPING CENTERS L P
filed 2005-11-14
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2005
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$33,843	$28,886
Trade accounts receivable, net	2,074	6,340
Inventories, net	27,494	38,855
Other current assets	2,491	2,415
Due from affiliates	4,017	4,807

Total current assets	69,919	81,303

Property and equipment, net	194,605	232,663
Deferred debt issuance costs, net	10,450	10,698
Other assets	13,002	13,573

Total assets	$287,976	$338,237

Liabilities and Partners’ Deficit

Current liabilities:
Trade accounts payable	$15,334	$31,889
Accrued expenses and other current liabilities	31,484	30,122
Due to affiliates	12,420	14,180

Total current liabilities	59,238	76,191

Other liabilities	765	795
Long-term debt	246,250	271,250

Total long-term liabilities	247,015	272,045

Total liabilities	306,253	348,236

Commitments and contingencies

Partners’ deficit:
General partner’s	(200)	(172)
Limited partners’	(18,077)	(9,827)

Total partners’ deficit	(18,277)	(9,999)

Total liabilities and partners’ deficit	$287,976	$338,237

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
Net revenues:
Fuel (including motor fuel taxes)	$270,145	$431,357	$743,662	$1,093,769
Non-fuel	68,046	77,711	196,469	214,652

Total net revenues	338,191	509,068	940,131	1,308,421

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	257,861	410,388	709,731	1,048,990
Non-fuel	27,249	31,765	78,683	86,380
Operating expenses	35,357	41,749	103,695	114,016
General and administrative	4,630	6,261	12,664	15,526
Depreciation and amortization	3,880	4,239	11,568	12,241
Loss on disposition of fixed assets	33	15	66	44

Total costs and expenses	329,010	494,417	916,407	1,277,197

Operating income	9,181	14,651	23,724	31,224

Loss on retirement of debt	—	—	(6,164)	—
Retired debt restructuring costs	—	—	(794)	—
Equity in income of affiliate	240	320	398	142
Interest income	49	66	100	185
Interest expense	(5,976)	(6,440)	(17,688)	(18,185)

Net income (loss)	$3,494	$8,597	$(424)	$13,366

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

PARTNERS’ DEFICIT

For the Nine Months Ended September 30, 2005

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Total Partners’ Deficit
Balances, December 31, 2004 (As Previously Reported)	$(198)	$(17,274)	$(17,472)
Restatement adjustments - Note 2	(2)	(803)	(805)

Balances, December 31, 2004 (As Restated)	(200)	(18,077)	(18,277)
Net income	34	13,332	13,366
Partners’ operating distributions	—	(4,852)	(4,852)
Partners’ minimum tax distributions	(6)	(230)	(236)

Balances, September 30, 2005	$(172)	$(9,827)	$(9,999)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2005
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(424)	$13,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,568	12,241
Write-off of deferred financing costs associated with retired debt	4,009	—
Deferred debt issuance cost amortization	1,697	1,209
Provision for bad debt	119	521
Equity in income of affiliate	(398)	(142)
Loss on disposition of fixed assets	66	44
Other operating activities	29	33
Increase (decrease) from changes in:
Trade accounts receivable	(2,556)	(4,787)
Inventories	(3,636)	(11,361)
Other current assets	(665)	76
Due from affiliates	1,452	(802)
Due to affiliates	(3,399)	1,543
Trade accounts payable	8,653	13,627
Accrued expenses and other liabilities	2,045	(1,380)

Net cash provided by operating activities	18,560	24,188

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	983	83
Purchases of property and equipment	(3,684)	(50,377)
Increase in other assets, net	(277)	(507)

Net cash used in investing activities	(2,978)	(50,801)

Cash flows from financing activities:
Repayments of bank revolver	(4,500)	(43,200)
Proceeds from bank revolver	4,500	43,200
Repayments of long-term debt	(179,535)	—
Proceeds from long-term debt issuance	250,000	25,000
Repayments of capital lease obligations	(4,116)	—
Change in book cash overdraft	(8,323)	2,887
Partners’ operating distribution	(57,117)	(4,852)
Partners’ minimum tax distribution	(13)	(7)
Payment of debt issuance costs	(11,931)	(1,372)

Net cash provided by (used in) financing activities	(11,035)	21,656

Net increase (decrease) in cash and cash equivalents	4,547	(4,957)
Cash and cash equivalents, beginning of period	17,806	33,843

Cash and cash equivalents, end of period	$22,353	$28,886

Supplemental cash flow information -
Interest paid during the period	$19,720	$21,741
Accrued tax distributions	—	229

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Amended Annual Report of the Company on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2004 Form 10-K/A. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2004 (as restated) and September 30, 2005, the consolidated condensed results of operations for the three and nine months ended September 30, 2004 (as restated) and 2005, the changes in partners’ deficit for the nine months ended September 30, 2005, and the consolidated condensed cash flows for the nine months ended September 30, 2004 (as restated) and 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $66.5 million and $76.5 million for the three months ended September 30, 2004 and 2005, respectively, and $196.2 million and $217.0 million for the nine months ended September 30, 2004 and 2005, respectively.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present the adjustments to the Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2004 and the Consolidated Balance Sheet as of December 31, 2004 as a result of the restatement:

Unaudited Consolidated Condensed Statement of Operations

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$270,145	$—	$270,145
Non-fuel	68,046	—	68,046

Total net revenues	338,191	—	338,191

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	257,861	—	257,861
Non-fuel	27,249	—	27,249
Operating expenses	35,380	(23)	35,357
General and administrative	4,630	—	4,630
Depreciation and amortization	3,870	10	3,880
Loss on disposition of fixed assets	33	—	33

Total costs and expenses	329,023	(13)	329,010

Operating income	9,168	13	9,181

Equity in income of affiliate	240	—	240
Interest income	49	—	49
Interest expense	(5,953)	(23)	(5,976)

Net income	$3,504	$(10)	$3,494

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unaudited Consolidated Condensed Statement of Operations

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Net revenues:
Fuel (including motor fuel taxes)	$743,662	$—	$743,662
Non-fuel	196,469	—	196,469

Total net revenues	940,131	—	940,131

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	709,731	—	709,731
Non-fuel	78,683	—	78,683
Operating expenses	103,779	(84)	103,695
General and administrative	12,664	—	12,664
Depreciation and amortization	11,540	28	11,568
Loss on disposition of fixed assets	66	—	66

Total costs and expenses	916,463	(56)	916,407

Operating income	23,668	56	23,724

Loss on retirement of debt	(6,164)	—	(6,164)
Retired debt restructuring costs	(794)	—	(794)
Equity in income of affiliate	398	—	398
Interest income	100	—	100
Interest expense	(17,604)	(84)	(17,688)

Net loss	$(396)	$(28)	$(424)

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

The restatement had no impact on net cash provided by operating activities for the nine months ended September 30, 2004.

(3) Properties

During the first quarter of 2005, the Company entered into agreements for the acquisition of four sites. The Company completed the purchase of the New Paris, Ohio site in February 2005, the York, Nebraska and

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Kingsland, Georgia sites in March 2005, and the Bordentown, New Jersey site in July 2005. The New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey sites were existing Petro Stopping Centers owned by two of the Company’s franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The four sites were purchased for cash consideration totaling $45.9 million. The purchase price was primarily allocated to property and equipment of $42.7 million. The Company has not yet completed the evaluation and allocation of the purchase price as the analysis associated with the valuation of certain assets are not yet complete. The Company does not believe that the analysis will materially modify the preliminary purchase price allocation.

On July 19, 2005, a new franchise location commenced operations in Remington, Indiana.

(4) Long-Term Debt

On July 26, 2005, the Company completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount were issued on February 9, 2004.

On July 26, 2005, the Company amended its senior secured credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

(5) Partner’s Deficit

Under the Indenture for the 9% Notes and the agreement governing the senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the nine months ended September 30, 2005, the Company paid approximately $4.9 million with respect to these distributions. The Company believes it will distribute an additional $1.3 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses. All but $50,000 of the 15% Notes were repurchased in the three month period ending March 31, 2005, and the remaining $50,000 of the 15% Notes were repurchased in May 2005.

Under the terms of the Partnership Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate pro-rata share of taxable income of the Company. Amounts distributable for the nine months ended September 30, 2005, were $236,000.

(6) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of September 30, 2004 and 2005, the Company operated 37 and 41 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the Company’s company-operated truck stops were $336.6 million and $507.3 million for the three months ended September 30, 2004 and 2005, respectively, and $935.8 million and $1.3 billion for the nine months ended September 30, 2004 and 2005, respectively. The Company added three company-operated truck stops in the three months ended March 31, 2005 and one company-operated truck stop in the three months ended September 30, 2005, three of which were previously operated by Company franchisees.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2004 and 2005, the Company was a franchisor to 23 and 22 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from the Company’s franchise operations were $1.6 million and $1.8 million for the three months ended September 30, 2004 and 2005, respectively, and $4.3 million and $4.6 million for the nine months ended September 30, 2004 and 2005, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$336,604	$507,278	$935,785	$1,303,780
Franchise operations	1,587	1,790	4,346	4,641

Total net revenues	$338,191	$509,068	$940,131	$1,308,421

Operating income:
Company-operated truck stops	$7,594	$12,861	$19,378	$26,583
Franchise operations	1,587	1,790	4,346	4,641

Total operating income	$9,181	$14,651	$23,724	$31,224

Balance Sheet Data: (at end of period)
Total assets:
Company-operated truck stops			$282,133	$338,237
Franchise operations			—	—

Total assets			$282,133	$338,237

(7) Recently Issued Accounting Pronouncements

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

(8) Subsequent Events

On November 1, 2005, the Company entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. Additionally, on November 1, 2005, the Company entered into a lease agreement to be effective October 19, 2005 for a company-operated site located in Spokane, Washington. The initial term of this lease shall commence upon the Company’s occupancy of the site, and that date shall not be later than June 1, 2006.

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

All statements, other than statements of historical fact included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Overview of Operating Results,” “—Consolidated Revenues,” “—Results of Operations,” “—Network Development,” “—Liquidity and Capital Resources,” and “—Critical Accounting Policies.” In addition, in the preparation of our unaudited consolidated condensed financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Restatement

We restated our financial statements for the three-year period ended December 31, 2004. For a discussion on this restatement, see Note 2 of our unaudited consolidated condensed financial statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of September 30, 2004, and 2005, we operated 37 and 41 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $336.6 million and $507.3 million for the three months ended September 30, 2004 and 2005, respectively, and $935.8 million and $1.3 billion for the nine months ended September 30, 2004 and 2005, respectively. We added three company-operated truck stops in the three months ended March 31, 2005 and one company-operated truck stop in the three months ended September 30, 2005, three of which were previously operated by franchisees.

As of September 30, 2004 and 2005, we were a franchisor to 23 and 22 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from our franchise operations were $1.6 million and $1.8 million for the three months ended September 30, 2004 and 2005, and $4.3 million and $4.6 million for the nine months ended September 30, 2004 and 2005, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to our partners.

The following table contains financial information on our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(As Restated)		(As Restated)
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$336,604	$507,278	$935,785	$1,303,780
Franchise operations	1,587	1,790	4,346	4,641

Total net revenues	$338,191	$509,068	$940,131	$1,308,421

Operating income:
Company-operated truck stops	$7,594	$12,861	$19,378	$26,583
Franchise operations	1,587	1,790	4,346	4,641

Total operating income	$9,181	$14,651	$23,724	$31,224

Balance Sheet Data: (at end of period)
Total assets:
Company-operated truck stops			$282,133	$338,237
Franchise operations			—	—

Total assets			$282,133	$338,237

Overview of Operating Results

During the nine months ended September 30, 2005, our revenues were $1.3 billion, a 39.2% increase over the prior year period. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, in addition to our four new sites. Our net income of $13.4 million was $13.8 million higher than our net loss for the nine months ended September 30, 2004 (as restated), primarily due to costs associated with our 2004 Refinancing Transactions and higher operating income for the nine months ended September 30, 2005.

During the third quarter of 2005, our net revenues were $509.1 million, a 50.5% increase over the prior year quarter. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, in addition to our four new sites. Our net income of $8.6 million was $5.1 million higher compared to the prior year quarter.

We derive our revenues primarily from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
	(dollars in thousands)
Fuel	$270,145	79.9%	$431,357	84.7%	$743,662	79.1%	$1,093,769	83.6%
Non-Fuel (excluding Restaurant)	49,462	14.6%	57,828	11.4%	141,929	15.1%	158,366	12.1%
Restaurant	18,584	5.5%	19,883	3.9%	54,540	5.8%	56,286	4.3%

Total Net Revenues	$338,191	100.0%	$509,068	100.0%	$940,131	100.0%	$1,308,421	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $66.5 million and $76.5 million for the three months ended September 30, 2004 and 2005, respectively, and $196.2 million and $217.0 million for the nine months ended September 30, 2004 and 2005, respectively.

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (As Restated)

Overview. Net income increased by $13.8 to $13.4 million for the nine months ended September 30, 2005 compared to net loss of $424,000 for the nine months ended September 30, 2004, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions and higher fuel revenues. Our net revenues increased 39.2% to $1.3 billion for the nine months ended September 30, 2005 from $940.1 million in the prior year period. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales and the addition of four new sites. As discussed herein, we completed the purchase of three previously franchise operated locations at New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey, and a new Petro:2 location at Kingsland, Georgia during the nine months ended September 30, 2005. On a comparable unit basis, net revenues increased by 32.5% to $1.2 billion from $940.1 million in the prior year period, due to an increase in our average retail-selling price of fuel and increased fuel gallons sold and improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the nine months ended September 30, 2005, we had 36 company-operated comparable units out of a total of 40 company-operated units for the nine months ended September 30, 2005, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 10.0% to $114.0 million from $103.7 million in the prior year period due primarily to the addition of our four new sites.

Fuel. Revenues increased 47.1% to $1.1 billion for the nine months ended September 30, 2005 compared to $743.7 million in the nine months ended September 30, 2004. Fuel revenues increased due to a 33.8% increase in our average retail-selling price per gallon compared to the prior year period due to market conditions, as well as a 9.9% increase in our total fuel gallons sold from the prior year period, which was partially due to the addition of our four new sites. Gross profit increased by 32.0% to $44.8 million for the nine months ended September 30, 2005 compared to $33.9 million in the nine months ended September 30, 2004, despite a 47.8% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 40.1% due to a 33.5% increase in our average retail-selling price per gallon, as well as a 5.0% increase in our total fuel gallons sold compared to the prior year period. On a comparable unit basis, gross profit increased by 24.7%, or $8.4 million, for the nine months ended September 30, 2005 compared to the prior year period.

Non-Fuel (excluding Restaurant). Revenues increased 11.6% to $158.4 million for the nine months ended September 30, 2005 compared to $141.9 million in the prior year period. Gross profit increased 11.6% to $89.3 million for the nine months ended September 30, 2005 from $80.0 million in the prior year period. The increases in revenues and gross profit were due primarily to an 11.8%, or $15.5 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our four new sites. On a comparable unit basis, revenues increased 5.8%, or $8.2 million, and gross profit increased 5.9%, or $4.7 million, compared to the prior year period.

Restaurant. Revenues increased 3.2% to $56.3 million for the nine months ended September 30, 2005 compared to $54.5 million in the prior year period, due to the addition of our four new sites. Gross profits in the restaurant increased by 3.1%, or $1.2 million, compared to the prior year period, due to the increase in revenues related to our four new sites. On a comparable unit basis, revenues decreased 2.6%, or $1.4 million, from the prior year period, due to a 5.1% decrease in our customer count, offset by an increase of 2.9%, or $.24, in our average ticket price. On a comparable unit basis, gross profit decreased 2.6%, or $973,000, from the prior year period.

Costs and Expenses. Total costs and expenses increased 39.4% to $1.3 billion for the nine months ended September 30, 2005 compared to $916.4 million in the prior year period. Cost of sales increased 44.0%, or $347.0 million from the prior year period, mainly due to a 47.8% increase in our cost of fuel, in addition to costs incurred related to the addition of our four new sites. Operating expenses increased 10.0%, or $10.3 million, to $114.1 million compared to the prior year period, due primarily to the addition of our four new sites. General and administrative expenses increased 22.6% to $15.5 million compared to $12.7 million in the prior year period, due primarily to higher employee-related costs and an increase in professional expenses related mainly to our preparation for the compliance requirements set forth in Section 404 of the Sarbanes-Oxley Act and legal expenses. On a comparable unit basis, total costs and expenses increased 32.6%, or $299.2 million, from the prior year period. On a comparable unit basis, cost of sales increased 37.2%, or $293.0 million, from the prior year period, due primarily to a 40.9% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 3.1%, or $3.2 million, to $106.9 million compared to the prior year period, due primarily to higher credit card fees associated with the increased fuel revenues, increased utility costs, and higher employee-related costs.

Equity in Income of Affiliate. For the nine months ended September 30, 2005, we recognized income of $142,000 related to our investment in the Wheeler Ridge facility in Southern California compared to income of $398,000 in the prior year period.

Interest Expense. Interest expense increased by 2.8% to $18.2 million for the nine months ended September 30, 2005 compared to $17.7 million in the prior year period, due to an increase in our total outstanding debt compared to 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (As Restated)

Overview. Net income increased by $5.1 million to $8.6 million for the quarter ended September 30, 2005 compared to net income of $3.5 million for the quarter ended September 30, 2004. Our net revenues increased 50.5% to $509.1 million for the quarter ended September 30, 2005 from $338.2 million in the prior year quarter. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, in addition to improved non-fuel sales and the addition of four new sites. As discussed herein, we completed the purchase of three previously franchise operated locations at New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey, and a new Petro:2 location at Kingsland, Georgia during the nine months ended September 30, 2005. On a comparable unit basis, net revenues increased by 40.3% to $474.4 million from $338.2 million in the prior year quarter, due to an increase in our average retail-selling price of fuel and increased fuel gallons sold and improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the quarter ended September 30, 2005, we had 36 company-operated comparable units out of a total of 40 company-operated units for the quarter ended September 30, 2005, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 18.1% to $41.7 million from $35.4 million in the prior year quarter due primarily to the addition of our four new sites.

Fuel. Revenues increased 59.7% to $431.4 million for the quarter ended September 30, 2005 compared to $270.1 million in the quarter ended September 30, 2004. Fuel revenues increased due to a 39.8% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 14.2% increase in our total fuel gallons sold from the prior year quarter, partially due to the addition of our four new sites. Gross profit increased by 70.7% to $21.0 million for the quarter ended September 30, 2005 compared to $12.3 million in the prior year quarter, despite a 59.2% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 49.2% due to a 39.8% increase in our average retail-selling price per gallon as well as a 6.7% increase in our total fuel gallons sold compared to the prior year quarter. On a comparable unit basis, gross profit increased by 57.2%, or $7.0 million, for the quarter ended September 30, 2005 compared to the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 16.9% to $57.9 million for the quarter ended September 30, 2005 compared to $49.5 million in the prior year quarter. Gross profit increased 15.6% to $32.3 million for the quarter ended September 30, 2005 from $27.9 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 17.4%, or $7.9 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our four new sites. On a comparable unit basis, revenues increased 7.6%, or $3.8 million, compared to the prior year quarter and gross profit increased 6.4%, or $1.8 million, compared to the prior year quarter.

Restaurant. Revenues increased 7.0% to $19.9 million for the quarter ended September 30, 2005 compared to $18.6 million in the prior year quarter due to the addition of our four new sites. Gross profits in the restaurant increased by 6.1%, or $791,000, compared to the prior year quarter due to the increase in revenues related to our four new sites. On a comparable unit basis, revenues decreased 2.4%, or $448,000, from the prior year quarter, due to a 3.7% decrease in our customer count, offset by an increase of 1.8%, or $.15, in our average ticket price. On a comparable unit basis, gross profit decreased 3.0%, or $390,000, from the prior year quarter.

Costs and Expenses. Total costs and expenses increased 50.3% to $494.4 million for the quarter ended September 30, 2005 compared to $329.0 million in the prior year quarter. Cost of sales increased 55.1%, or $157.0 million from the prior year quarter mainly due to a 59.2% increase in our cost of fuel and the addition to our four new sites. Operating expenses increased 18.1%, or $6.4 million, to $41.7 million compared to the prior year quarter, due primarily to the addition of our four new sites. General and administrative expenses increased 35.2% to $6.3 million compared to $4.6 million in the prior year quarter, due primarily to an increase in employee-related costs. On a comparable unit basis, total costs and expenses increased 40.1%, or $131.9 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 44.8%, or $127.8 million, from the prior year quarter, due primarily to a 48.8% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 7.0%, or $2.5 million, to $37.8 million compared to the prior year quarter, due primarily to higher credit card fees associated with the increased fuel revenues, higher employee-related costs, and increased utility costs.

Equity in Income of Affiliate. For the quarter ended September 30, 2005, we recognized income of $320,000 related to our investment in the Wheeler Ridge facility in Southern California compared to income of $240,000 for the prior year quarter.

Interest Expense. Interest expense increased by 7.8% to $6.4 million compared to $6.0 million in the prior year quarter, due to an increase in our total outstanding debt compared to 2004.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2001:

	As of September 30,
	2001	2002	2003	2004	2005
Company-operated	35	36	37	37	41
Franchise operation	19	21	23	23	22

Total Petro Stopping Centers	54	57	60	60	63

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from September 30, 2001 through September 30, 2005, all but three of which are full-sized facilities.

Location	Date Opened
Company-operated:
Angola, Indiana	August 2002
Sparks, Nevada	December 2002
New Paris, Ohio (1)	February 2005
York, Nebraska (2)	March 2005
Kingsland, Georgia	March 2005
Bordentown, New Jersey (2)	July 2005

Franchise operation:
Glade Spring, Virginia	October 2001
Greensburg, Indiana	June 2002
Morton’s Gap, Kentucky	October 2002
Gaston, Indiana	October 2002
Waterloo, New York	November 2004
Remington, Indiana	July 2005

(1)	Previously a franchised location since 1989.
(2)	Previously a franchised location since 1996.

On July 19, 2005, a new franchise location commenced operations in Remington, Indiana.

On November 1, 2005, we entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. Additionally, on November 1, 2005, we entered into a lease agreement to be effective October 19, 2005 for a company-operated site located in Spokane, Washington. The initial term of this lease shall commence upon our occupancy of the site, and that date shall not be later than June 1, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowing under the revolving credit portion of our senior secured credit facility.

Cash Flows from Operations

We had cash flows from operations of $18.6 million and $24.2 million for the nine months ended September 30, 2004 and 2005, respectively. The increase in cash flows was due primarily to the increase in operating income for the nine months ended September 30, 2005 and to variations in the timing of payments for trade accounts payable, offset by increased inventory due to higher fuel costs and our four new sites and to the timing of receipts related to trade accounts receivables, to variations in the timing of payments for other current liabilities, and to timing of payments due to affiliates for fuel purchases.

We had working capital of $10.7 million and $5.1 million at December 31, 2004 and September 30, 2005, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt and the related increase in cash, we had positive working capital at December 31, 2004 and September 30, 2005. Approximately 91.9% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by a third-party billing company).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $14.4 million and $28.8 million at December 31, 2004 and September 30, 2005, respectively, subject to certain conditions.

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

At September 30, 2005, we have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of September 30, 2005, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008, subject to certain conditions. Interest on drawn funds is paid at maturity and quarterly for base rate loans on the last day of each interest period, but at least every three months for Eurodollar rate loans at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At September 30, 2005, we had no borrowings outstanding under our revolving credit portion of our senior secured credit facilities and had $11.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $7.6 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of September 30, 2005, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

9% Senior Secured Notes Due 2012

On July 26, 2005, we completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount were issued on February 9, 2004.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of September 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$417,567	$23,690	$67,870	$45,000	$281,007
Operating distributions to the Holding Partnership (1)	46,454	2,644	5,579	10,039	28,192
Operating leases	24,957	4,063	6,388	6,421	8,085
Employment agreements (2)	1,531	1,531	—	—	—
Purchase agreements	2,610	1,160	1,450	—	—
Other long-term liabilities (3)	5,562	70	329	—	5,163

Total contractual obligations	$498,681	$33,158	$81,616	$61,460	$322,447

(1)	Represents distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”), as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses.
(2)	Represents maximum amounts necessary to satisfy obligations under employment agreements with our Chief Executive Officer and our President and Chief Operating Officer.
(3)	Represents cash outflows by period for certain of our long-term liabilities in which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

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

Short-Term Requirements

Our primary short-term cash requirements include the funding of working capital, employment agreements, distributions to the Holding Partnership, and interest on our debt. We believe that cash flow from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating needs.

During the first quarter of 2005, we entered into agreements for the acquisition of four sites. We completed the purchase of our New Paris, Ohio site in February 2005, our York, Nebraska and Kingsland, Georgia sites in March 2005, and our Bordentown, New Jersey site in July 2005. The New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey sites were existing Petro Stopping Centers owned by two of our franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The four sites were purchased for cash consideration totaling $45.9 million. The purchase price was primarily allocated to property and equipment of $42.7 million. We have not yet completed our evaluation and allocation of the purchase price as the analysis associated with our valuation of certain assets are not yet complete. We do not believe that the analysis will materially modify the preliminary purchase price allocation.

Capital expenditures on our truck stop network totaled $50.4 million for the nine months ended September 30, 2005. These costs were primarily associated with the acquisition of the four new sites as described above. We currently expect to invest approximately $4.7 million during the remainder of 2005 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $4.7 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9% Notes and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15.0% senior discount notes due 2008 (“15% Notes”) and their senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the nine months ended September 30, 2005, the Company paid approximately $4.9 million with respect to these distributions. We believe we will distribute an additional $1.3 million to the Holding Partnership during the remainder of 2005 for interest payments, taxes, and administrative expenses. All but $50,000 of the 15% Notes were repurchased in the three month period ending March 31, 2005, and the remaining $50,000 of the 15% Notes were repurchased in May 2005.

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

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At September 30, 2005, the aggregated liability was approximately $10.1 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At September 30, 2005, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2004 Form 10-K/A. During the quarter ended September 30, 2005, there have been no material changes regarding our market risks from the discussion in our 2004 Form 10-K/A.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2004 and September 30, 2005:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$225,000	$237,938	$250,000	$245,625
Average interest rate	9.0%	—	9.0%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.8%	—	5.6%	—

Item 4. Controls and Procedures

As of September 30, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting in connection with the evaluation required by the paragraph (d) of the Securities Exchange Act of 1934, as amended, Rules 13a-15 or 15d-15 during the third fiscal quarter, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: November 14, 2005	By:	/s/ Edward Escudero
Edward Escudero
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01(a)	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P.

3.04(f)	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners.

3.05(t)	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, by and among Petro, Inc., as General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners.

4.01(q)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

4.02(q)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.03(q)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9.0% Senior Secured Notes due 2012.

4.05(r)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

4.06(u)	Second Amendment to Credit Agreement, entered into as of July 26, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

4.07(u)	Registration Rights Agreement, dated as of July 26, 2005, by and among Petro Stopping Centers, L.P., Petro Financial Corporation, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro, Inc., and Banc of America Securities LLC.

10.34(v)	Lease Agreement by and between Fairways Commercial Investment, L.L.C. and Petro Stopping Centers, L.P.

10.35(v)	Lease Agreement by and between Thruway Travel Centers, L.L.C. and Petro Stopping Centers, L.P.

31.01*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1996.
(f)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on August 6, 1999.
(q)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(r)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on January 27, 2005.
(t)	Incorporated by reference to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004.
(u)	Incorporated by reference to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q filed on August 12, 2005.
(v)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on November 7, 2005.
*	Filed herewith