Form 10-K
period 2005-12-31
PETRO STOPPING CENTERS L P
filed 2006-03-30
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-13018

PETRO STOPPING CENTERS, L.P.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Forward Looking Statements

Certain sections of this Annual Report on Form 10-K (this “Form 10-K”), including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below in Item 1A, “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

Petro Stopping Centers

In April 1992, we were formed as a Delaware limited partnership. We are a leading owner and operator of large, multi-service truck stops. Since we opened our first Petro Stopping Center in 1975, our nationwide network has grown to 64 facilities located in 31 states. Our facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. We believe our competitive advantage is largely attributable to our premier reputation for offering the “quality difference” – which we believe to be a high level of customer service, and the delivery of quality products in a consistently clean and friendly environment. According to Newport Communications 2003’s Owner and Trucker survey, professional truck drivers rated us as their “Favorite Truck Stop.” As of December 31, 2005, of our 64 Petro Stopping Centers, 22 were operated by franchisees, which are required to meet our high standards of quality and service.

As of December 31, 2005, of our 42 company-operated Petro Stopping Centers, 36 are full-size locations and six are Petro:2 units, which provide the same basic fuel and non-fuel services as a full-size Petro Stopping Center, but on a smaller scale and with fewer amenities. We use the Petro:2 format when a desirable location does not offer enough acreage or the traffic flow does not warrant a full-size site. All of our company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California, facility, which is jointly-owned with Tejon Development Corporation. Of our 22 franchised facilities, 17 are full-size locations and five are Petro:2 units.

Our full-size Petro Stopping Centers are built on an average of 27 acres with separate entrances and parking areas for trucks and automobiles. Our full-size facilities can accommodate an average of 263 trucks and an average of 143 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for drivers, their trucks, and their freight.

We operate in two reportable operating segments, company-operated truck stops and franchise operations. For additional information regarding our segments, including segment financial information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Explanation of Reporting Format.”

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional truck drivers and typically consists of 12 to 14 fueling lanes that feature computer-driven, high-speed dispensers. In addition, gasoline and auto diesel fuel are sold from a separate auto fuel island at 39 of our 42 company-operated locations. Auto fuel islands are typically equipped with four to six fuel dispensers and are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at our locations.

Non-Fuel (excluding Restaurant)

We offer a variety of truck maintenance and retail services to accommodate the unique needs of professional truck drivers during their extended time on the road. Our Petro:Lube facilities provide “while-you-wait” maintenance service for trucks, such as oil, filter, and lubrication services, tire sales and service, as well as over-the-road break down repairs. Each Petro:Lube sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Bridgestone, Michelin, Yokohama, and Firestone tires. Petro:Lubes primarily feature Mobil’s Delvac brand lubricants as part of our marketing strategy with Exxon Mobil Corporation (“ExxonMobil”), see Item 13, “Certain Relationships and Related Party Transactions.” Each Petro:Lube honors certain manufacturers’ warranties and our warranties for work performed at any Petro:Lube throughout the country. Our travel and convenience stores offer an array of merchandise including food items, clothing, electronics, toiletries, and truck accessories. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We also lease retail space at some of our Petro Stopping Centers to independent merchants.

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

Each full-size Petro Stopping Center also includes a “Travel Store” located in the main facility. Travel Stores feature merchandise specifically selected to cater to a professional truck driver’s shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, mobile satellite dishes, VCRs, and CB radios, as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. In order to foster a family-friendly environment, we do not sell adult entertainment products. A Travel Store typically carries more than 7,500 SKUs and averages 2,600 square feet of selling space.

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

As of December 31, 2005, we had nationally branded fast food concepts at eleven of our company-operated locations, including three Baskin-Robbins, two Wendy’s, two Blimpie Subs & Salads, one Tastee Freeze, one Noble Roman’s, one Subway, and seven Pizza Hut Express units under franchise and license agreements. In addition, we have introduced our own branded deli program known as “Petro Filling Station” and are selling such deli offerings at 15 company-operated Petro Stopping Centers.

As of December 31, 2005, we were a franchisor to 22 Petro Stopping Centers locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales.

Restaurant

Each full-size Petro Stopping Center includes our Iron Skillet restaurant. These home-style, sit-down restaurants typically seat approximately 180 customers and feature counter and table service, a soup and salad bar, and three “All-You-Can-Eat” buffets per day. The Iron Skillet prides itself on “home cooked” items prepared fresh at each location. We believe that given the significant amount of time spent on the road, professional truck drivers favor sit-down meals over fast food. Iron Skillet restaurants are open 24 hours per day, 365 days per year and have “drivers only” sections, which are preferred by professional truck drivers who wish to socialize with other drivers. In addition, public telephones and computer dataports are available in the dining area for customer convenience.

Competition

The United States truck stop industry is highly competitive and fragmented. We experience competition primarily on two fronts: limited service “pumper” truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional truck drivers and the public a wider range of products and services. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 32% of the truck stops are operated by five national chains, of which we are one. It has been reported that the same five national chains accounted for approximately 83% of all diesel fuel gallons sold over-the-road for Class 8 trucks.

Increased competition and consolidation among trucking companies in recent years has increased truck fleet owners’ focus on reducing their operating costs. This trend has put increased pressure on diesel fuel margins for all industry participants. In addition, from time to time, we may face intense price competition in certain geographic markets. A 1996 industry study, which is the most recently available industry report, indicates that approximately 61% of stops made by professional truck drivers are for reasons other than the purchase of fuel. Professional truck drivers rate meals, parking, and cleanliness as key factors in determining which truck stop they use. As a result, we believe that our industry-leading average site size, user-friendly facility design, and our broad offering of non-fuel products, services, and amenities will continue to attract the professional truck driver and should continue to sustain our competitive advantage in spite of fuel pricing competition.

Fuel and Lubricant Suppliers

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, as amended (which we refer to as the fuel agreement), ExxonMobil and Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil (collectively, the “ExxonMobil Suppliers”) will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement. See Item 13, “Certain Relationships and Related Party Transactions.”

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2005, we purchased 59.0% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 70.6% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under these agreements for the year ended December 31, 2005 totaled $900.8 million.

Under our agreements with the ExxonMobil Suppliers, we previously were required to sell ExxonMobil branded diesel fuel at all but two of our company-operated locations. As a result of amendments to these agreements, we now sell ExxonMobil branded fuel at only 8 of our 42 company-operated locations.

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

Governmental Regulation

Environmental Regulation

Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of our business, we use underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, we anticipate some site remediation will be required in Corning, California. We anticipate spending $421,000 in remediation costs related to this site, of which we have already spent $211,000, and $210,000 was accrued at December 31, 2005. In addition, we discovered four additional spills at other company-operated locations in April and May of 2005. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial position or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2003, 2004, and 2005 our total expenditures for environmental matters were approximately $180,000, $269,000, and $318,000, respectively. See Note 2 of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

We carry pollution legal liability insurance and storage tank liability insurance to cover likely and reasonably anticipated potential environmental liability associated with our business. While we believe that this coverage is sufficient to protect us against likely environmental risks, we cannot make assurances that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our business, assets, or results of operations.

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

Employees

As of December 31, 2005, we had a total of 5,071 employees, of which 4,602 were full-time and 469 were part-time. At that date, 475 of our employees were salaried and performed executive, management, or administrative functions and the remaining 4,596 employees were hourly employees. Approximately 97.0% of our employees worked at our Petro Stopping Centers. None of our personnel are represented by a labor union.

We have never had a work stoppage. We believe that we provide working conditions, wages, and benefits that are competitive in our industry. We believe that our relations with our employees are good.

Item 1A. Risk Factors

Although it is not possible to predict all risks that may affect future results, these risks may include, but are not limited to, the following:

Risks Related to Our Financial Condition and Structure

Our debt results in significant debt service obligations and limitations.

We have incurred substantial debt and, as a result, have significant debt service obligations. At December 31, 2005, our total debt was $271.8 million. We also had approximately $30.0 million in additional borrowing availability under our senior secured credit facilities, subject to certain conditions. In 2005, we had interest expense of $24.8 million, $22.1 million of which was paid in cash, and capital expenditures of $57.4 million. During 2005, we generated net income of $16.1 million and cash flow from operations of $33.4 million. In subsequent periods our interest expense may increase because future variable rates of interest may be higher than recent rates and because we may incur additional debt.

In addition, we may engage in operating sale and leaseback, or other lease transactions, which would add new operating expenses and could reduce our cash flow from operations.

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

Furthermore, our senior secured credit facilities will mature before our outstanding notes. As a result, the senior secured credit facilities will have to be refinanced or repaid before the maturity of the notes. We may not be able to refinance or repay the senior secured credit facilities.

On February 9, 2004, we issued $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”) and on July 26, 2005, we completed an additional sale of $25.0 million aggregate principal amount of 9% Notes.

On February 9, 2004, Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) issued third secured subordinated notes due 2014 with a face amount of $54.4 million (and an initial accreted amount of $44.2 million) and had cash interest expense of $2.3 million in 2005. As of December 31, 2005, the accreted amount of such notes was $48.6 million. The cash interest expense will increase each year until it reaches $6.8 million per annum beginning in 2010. The Holding Partnership may also be required to repurchase the warrants issued by Petro Warrant Holdings Corporation (“Warrant Holdings”) in 2009, and the Holding Partnership’s mandatorily redeemable preferred interests may be required to be redeemed before these notes mature. The Holding Partnership is entitled to satisfy the obligation to repurchase its warrants by issuing debt securities to warrant holders. Because the Holding Partnership has no other assets, it will either refinance these obligations or rely on us to provide the necessary funds and we may not be able to do so. If the Holding Partnership is unable to satisfy its financial obligations, it would have a material adverse effect on us.

We may not be able to generate the cash necessary to service our debt, which would require us to refinance our debt or default on our scheduled debt payments.

As discussed above, we will need a significant amount of cash to service our debt. Our ability to generate cash depends on the success of our financial and operating performance. Our historical financial results have been, and our future financial results are expected to be, subject to fluctuation. In addition, we may engage in sale and leaseback or other lease transactions, which would increase our operating expenses and/or reduce our cash flow from operations. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to satisfy all our obligations or to fund our other liquidity needs. For example, in 1999 through 2002, our net interest expense plus our capital expenditures exceeded our cash flow from operations. In addition, the year ended December 31, 2005 reflects better financial performance than any other period presented herein and we may not be able to maintain such improved performance. We do not expect to be able to pay the principal amount of our outstanding notes at maturity with cash flows from operations. Therefore, we will probably need to refinance the notes. We cannot predict whether this will be possible.

Risks Related to Our Business, Strategy, Operations, and Ownership

Our growth strategy could increase risks for our noteholders.

Between 1999 and 2001, we pursued an aggressive growth strategy requiring extensive capital expenditures for purchases of land and construction of Petro Stopping Centers. The resumption of the growth of our network through building new sites or acquiring truck stops could pose significant risks for our noteholders. In 2005, we purchased truck stops in Kingsland, Georgia; New Paris, Ohio; York,

Nebraska; and Bordentown, New Jersey for cash consideration totaling $45.9 million, most of which has been financed with debt. We anticipate increasing our network size by entering into approximately two franchise relationships for new Petro Stopping Centers per year, entering into a lease arrangement for one facility per year, and building one new facility in the next two years. If available, we may also opportunistically purchase properties that are independently operated and we could expand at a faster pace if we believe there are attractive opportunities. A typical Petro Stopping Center takes approximately 9 to 12 months to build. We estimate that Petro Stopping Centers built in the next several years may, depending on certain factors, cost between $10.0 million and $15.0 million each, including site preparation costs, paving, and local construction costs, but excluding land acquisition costs. Acquiring existing truck stops and conforming them to our requirements would also require significant funds. Additional borrowings or operating leases to finance a growth strategy would increase our debt service costs and could decrease cash flow from operations.

Recently, we have amended the terms of our senior secured credit facilities to permit us to make the acquisitions of the Kingsland, Georgia; New Paris, Ohio; York, Nebraska; and Bordentown, New Jersey Petro Stopping Centers. Additionally, on February 3, 2006, we amended our senior secured credit agreement to permit (i) a joint venture arrangement with Alon USA, Interests, LLC or any of its affiliates or subsidiaries (“Alon”) for the purpose of developing a travel center in the area of Midland, Texas (the “Asset Joint Venture”); (ii) a joint venture arrangement with Alon for the purpose of operating certain aspects of the Asset Joint Venture; and (iii) the transfer of $5,000,000 in cash to Petro Distributing, Inc. in the form of an equity contribution, for the purpose of facilitating Petro Distributing, Inc.’s purchase of gasoline, fuel and similar products from its vendors.

On January 31, 2006, we entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

We face certain risks related to our acquisitions of truck stops.

We have recently purchased four truck stops. Acquisitions are subject to various risks generally associated with the acquisition of assets, including the financial impact of expenses associated with the integration of acquired assets, the potential loss of customers and employees, and the risk that we overpay for acquisitions.

In addition, acquired sites may carry risks specific to those sites. The prior owner of the Petro:2 truck stop we acquired in Kingsland, Georgia had suspended operations in September 2004 and we re-opened it in March 2005. We may encounter difficulties resulting from the period of time this truck stop was not operational. The site in Bordentown, New Jersey is subject to various highway renovations to reroute traffic in the area that may negatively affect customer access. The renovation of the exit ramp may have a material adverse effect on the operations of that location during the construction.

The acquired truck stops may not perform as well as they have historically, or as well as we expect under our ownership, and we may not be able to successfully integrate the acquired truck stops into our operations. As a result, our estimates of future performance may not prove to be accurate. We can give no assurance that these acquisitions will have the desired benefits or that they will not have an adverse effect on our business, financial condition or results of operations.

Since we depend upon franchisees to maintain the scope of our network, our results could be adversely affected if we lose franchisees.

As of December 31, 2005, we had 42 sites owned or operated by us and 22 sites owned and operated by independent franchisees. We are substantially dependent on the stable financial condition of these independent franchisees and their operating in accordance with our standards because they constitute 34.4% of our branded Petro locations and play an important role in our ability to market our nationwide network of Petro Stopping Centers to large fleet customers. In addition, in 2005, we derived 2.5% of our gross profit from franchise royalties and other related franchise payments. A significant decline in the number of locations in our network or in the quality of their services would adversely impact our operating results and our ability to maintain and attract large fleet customers.

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

J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II, Inc. (collectively referred to as the “Cardwell Group”), Mobil Long Haul, Inc., and Volvo Petro Holdings, LLC (“Volvo”) together control 100% of the voting power of the Holding Partnership. Consequently, the Cardwell Group, Mobil Long Haul, Inc., and Volvo have the power to appoint all of the members of the Board of Directors of the Holding Partnership and all of the members of our Board of Directors, and to control our direction and future operations. As a result, circumstances could arise in which the interests of the Cardwell Group, Mobil Long Haul, Inc., and Volvo, as equity holders, could be in conflict with interests of the holders of our outstanding notes. These conflicts would be exacerbated as a result of the Holding Partnership’s obligation to repurchase Warrant Holdings’ warrants in 2009, if we encounter financial difficulties, or if we are unable to pay our debts as they mature. In addition, the equity investors may have an interest in pursuing acquisitions, divestitures, financings, lease transactions, or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our outstanding notes.

Risks Particular to Our Industry

We are highly dependent on fuel sales, which have low margins.

During 2005, net revenues from our fuel sales accounted for approximately 84.2% of our net revenues. The volume of fuel sold by us and the profit margins associated with these sales are affected by numerous factors outside of our control, including the condition of the long-haul trucking industry, the supply and demand for these products, and the pricing policies of competitors. Fuel sales generate very low gross margins. In 2005, we had gross profit of $61.6 million on net fuel sales of $1.6 billion.

During 2005, we purchased 59% of our fuel through the ExxonMobil Suppliers pursuant to fuel supply agreements. Approximately 70.6% of this fuel was third-party fuel purchased through the ExxonMobil Suppliers. These purchases are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. Thus, our profit margins on fuel can fluctuate substantially in very short periods of time. Gross margin per gallon has declined from 1993 through 2003 and a further material decline in gross margin per gallon would adversely affect our profitability. Despite higher fuel costs in late 2004 and during 2005, we had significantly higher than usual gross margin per gallon during that period. Historically, gross margin per gallon has decreased when fuel prices have risen, therefore, we believe our recent improvement in fuel gross margin is a temporary trend from unusual volatility in the fuel market and we have no assurance that we can continue to attain these higher gross margins.

The U.S. truck stop industry is highly competitive and fragmented, and our competitors may have greater resources or other competitive advantages.

The travel center and truck stop industry is highly competitive and fragmented. We believe there are approximately 2,400 multi-service and pumper truck stops located in the United States. Approximately 32% of these truck stops are operated by five national chains, of which we are one. Although we seek to differentiate our products and services by providing the “quality difference,” similar products and services are widely available. Long-haul trucks can obtain the products and services we provide from a wide variety of sources, including their own fueling terminals, large truck stops, limited service fueling facilities, and some large gas stations. Almost all Petro Stopping Centers have at least one competitor within a short distance. Certain of our competitors offer fuel at discount prices, which has caused severe price competition in certain of our markets from time to time. In addition, we compete for the business of long-haul truck fleets, which frequently demand discounts on fuel purchases and in some cases choose to do business in a particular market only with lower cost fuel providers. All these factors combine to produce intense price competition and low margins for our business. In 2005, we had revenues of $1.8 billion, net income of $16.1 million, and operating cash flow of $33.4 million.

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

Our business is dependent upon the trucking industry in general and upon long-haul trucks in particular. In turn, the trucking industry is dependent on economic factors, such as the level of domestic economic activity and interest rates and operating factors such as fuel prices and fuel taxes, over which we have no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has historically been susceptible to recessionary downturns. In addition, many small trucking companies have filed for bankruptcy protection in recent years. Available data indicate that diesel consumption by the trucking industry has grown more slowly than trucking ton-miles, as technological improvements in truck engines have increased their fuel efficiency. A decline in operations or diesel fuel consumption by the long-haul trucking industry would adversely affect us.

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

In addition, under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances (including petroleum and petroleum products) on, under, in, or migrating from such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result of work done in 1999 to upgrade our storage tanks as required by state and federal law, soil and groundwater contamination was discovered at our Corning, California facility. We are currently monitoring the contamination and anticipate some remediation will be required. We anticipate spending $421,000 in remediation costs related to this site, of which we have already spent $211,000, and $210,000 was accrued at December 31, 2005. Moreover, under certain environmental laws, persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person and regardless of whether the original disposal or treatment activity accorded with applicable requirements. As a result of our business and the quantity of petroleum products we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future for the remediation of such contamination.

A disruption in the supply of fuel could adversely affect our profitability.

Since we maintain approximately a two-to-three day supply of fuel, we would be adversely affected in the event of a disruption in our supply of fuel. In addition, sharp increases in fuel prices at truck stops have historically tended to lead to temporary declines in fuel margins. Fuel prices have risen sharply in the recent past and may continue to rise. We experienced rapid increases in the cost of fuel during late 2000 and early 2001 and in late 2004 and 2005 due to the interaction of several factors including low inventories and high demand caused by a spike in the cost of natural gas. Other factors which have had significant effects on fuel prices include: major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries, intervention by OPEC in the form of restricted output, and changes in output by domestic oil refineries, including due to weather related interruptions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our company headquarters is located in a three-story building in El Paso, Texas, which contains approximately 30,000 square feet of space. The office building is owned by J.A. Cardwell, Sr., our Chief Executive Officer and Chairman. We rent the entire building under an amended lease agreement expiring on December 31, 2013. Under the lease, we pay rent totaling $336,000 per year, as well as taxes, maintenance, and other operating expenses. See Item 13, “Certain Relationships and Related Party Transactions.”

We own the land and all facilities at 33 of our 42 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own all but approximately 8.4 acres of the York, Nebraska site, own the facility and lease the land at the Jackson, Mississippi site, and lease the Effingham, Illinois; North Baltimore, Ohio; Los Baños, California; Angola, Indiana; Sparks, Nevada; and Waterloo, New York sites in their entirety. The Petro Stopping Center located in Effingham, Illinois is leased from an entity owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Petro Stopping Center located in North Baltimore, Ohio is leased from an entity wholly owned by James A. Cardwell, Jr., our President and Chief Operating Officer, who purchased the facility from our previous lessor in January 2002. See Item 13, “Certain Relationships and Related Party Transactions.”

We own real property that is suitable for the construction of new Petro Stopping Centers in Cordele, Georgia; Hermiston, Oregon; and Green River, Wyoming.

During 2005, we entered into agreements for the acquisition of four sites. We completed the purchase of our New Paris, Ohio site in February 2005, our York, Nebraska and Kingsland, Georgia sites in March 2005, and our Bordentown, New Jersey site in July 2005. The New Paris, Ohio and York, Nebraska, and Bordentown, New Jersey sites were existing Petro Stopping Centers owned by two of our franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The four sites were purchased for cash consideration totaling $45.9 million. The purchase price was primarily allocated to property and equipment of $42.7 million. Our analysis associated with our valuation of certain assets is complete. We also completed our evaluation and allocation of the purchase price and determined that no modification to our preliminary purchase price allocation is necessary.

On November 1, 2005, we entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. Additionally, on November 1, 2005, we entered into a lease agreement to be effective October 19, 2005 for a company-operated site located in Spokane, Washington. The initial term of this lease shall commence upon our occupancy of the site, and the date shall not be later than June 1, 2006. At December 31, 2005, other then the Petro:Lube at our Kingsland, Georgia site, we had no new Petro Stopping Centers under construction.

On January 31, 2006, we entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

On February 3, 2006, we amended our senior secured credit agreement to permit (i) a joint venture arrangement with Alon USA, Interests, LLC or any of its affiliates or subsidiaries (“Alon”) for the purpose of developing a travel center in the area of Midland, Texas (the “Asset Joint Venture”); (ii) a joint venture arrangement with Alon for the purpose of operating certain aspects of the Asset Joint Venture.

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

The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2005, our revenues from our franchise locations totaled $6.0 million. In addition, franchisees contributed $545,000 to the advertising programs in 2005.

While a majority of diesel purchases at Petro Stopping Centers are paid for by third-party billing companies, a portion of diesel fuel purchases are paid for through direct billing arrangements with particular trucking companies. As provided in the franchise agreements, we purchase all of the receivables generated by the franchisees from customers using direct billing arrangements, for which we charge a small fee to compensate us for the administrative expenses and collection risks. These purchases are on a non-recourse basis to the franchisee.

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

All franchise agreements, except two, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

As of December 31, 2005, the current terms of our franchise agreements will expire as follows:

Year	Number of Franchise Agreements Expiring
2006	1
2007	2
2008	1
2009	4
2010	2
2011	2
2012	5
2013	2
2015	2
2020	1

As of December 31, 2005, one franchisee operated four locations, one operated three locations, two operated two locations each, and eleven operated one location each. None of the franchisees are affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, “Certain Relationships and Related Party Transactions.”

On July 19, 2005, a new franchise operation located in Remington, Indiana commenced operations. Additionally, two new franchise operations located in Colby, Kansas and Gadsden, Alabama commenced operations, on November 22, 2005 and November 29, 2005, respectively.

The franchise agreement for the Morton’s Gap location terminated in October 2005.

Agreement with Tejon

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002, we formed a limited liability company, Petro Travel Plaza, LLC, with Tejon Development Corporation to build and operate a Petro Stopping Center branded location in Wheeler Ridge, California, which began operations in June 1999. See Item 13, “Certain Relationships and Related Party Transactions.”

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

All of our general and limited partnership interests are owned by our parent, the Holding Partnership, Petro, Inc. (an affiliate of J.A. Cardwell, Sr.), James A. Cardwell, Jr., and Petro Holdings G.P., LLC (owned by the Holding Partnership). See Note 1 of notes to consolidated financial statements for the year ended December 31, 2005. Consequently, there is no established public trading market for our equity.

For a description of our distributions to the Holding Partnership, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Short-Term Requirements.”

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 2001, 2002, 2003, 2004, and 2005, have been derived from our audited consolidated financial statements. In the opinion of our management, the audited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$684,262	$684,865	$813,083	$1,045,544	$1,552,574
Non-fuel	233,740	238,060	250,224	260,967	290,985

Total net revenues	918,002	922,925	1,063,307	1,306,511	1,843,559

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	643,162	647,039	772,486	994,865	1,490,980
Non-fuel	95,632	96,032	101,426	105,483	119,198
Operating expenses	120,917	120,831	129,844	138,076	156,747
General and administrative	17,488	15,288	15,113	17,663	20,567
Depreciation and amortization	17,829	16,376	15,504	15,539	16,691
(Gain) loss on disposition of fixed assets	(63)	(2)	18	86	50

Total costs and expenses	894,965	895,564	1,034,391	1,271,712	1,804,233

Operating income	23,037	27,361	28,916	34,799	39,326

Write-down of land held for sale	—	—	(908)	—	—
Loss on retirement of debt (1)	—	—	—	(6,164)	—
Retired debt restructuring costs (1)	—	—	—	(794)	—
Settlement of insurance recovery	—	—	—	—	660
Equity in income of affiliate	122	406	476	664	647
Interest income	174	61	67	186	321
Interest expense, net	(23,978)	(20,931)	(19,514)	(23,791)	(24,848)

Income (loss) before cumulative effect of a change in accounting principle	(645)	6,897	9,037	4,900	16,106
Cumulative effect of a change in accounting principle (2)	—	—	(397)	—	—

Net income (loss) (3)	$(645)	$6,897	$8,640	$4,900	$16,106

Balance Sheet Data: (at end of period)
Total assets	$289,906	$276,764	$275,092	$289,097	$335,692
Total debt (1)	208,997	191,044	175,479	246,250	271,822
Partners’ capital (deficit) and comprehensive loss (1)	19,438	26,028	35,082	(18,277)	(8,441)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$17,177	$21,563	$28,546	$31,787	$33,443
Investing activities	(21,498)	(4,317)	(6,127)	(3,523)	(59,275)
Financing activities	(2,153)	(18,716)	(12,834)	(12,227)	19,037
Capital expenditures (4)	21,411	4,022	6,127	5,703	57,382

Number of truck stops: (at end of period)
Company-operated	35	37	37	37	42
Franchise operations	20	23	23	24	22

Total	55	60	60	61	64

(1)	These amounts are primarily related to our 2004 Refinancing Transactions referred to herein under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The retired debt restructuring costs in 2004 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt.
(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of the initial estimate of the asset retirement obligations, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.

(3)	No provision for income taxes is reflected in the consolidated financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.
(4)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $13.7 million and $46.3 million for the years ended December 31, 2001 and 2005, respectively. No capital expenditure in 2002, 2003, or 2004 was related to new Petro Stopping Centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanation of Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of December 31, 2003 and 2004, we operated 37 multi-service truck stops in the United States, and as of December 31, 2005, we operated 42 such truck stops. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2003, 2004, and 2005, the revenues generated from our company-operated truck stops were $1.1 billion, $1.3 billion, and $1.8 billion, respectively.

As of December 31, 2003, 2004, and 2005, we were a franchisor to 23, 24, and 22 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2003, 2004, and 2005, the revenues generated from our franchise operations were $5.3 million, $5.7 million, and $6.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from our franchise agreements.

No provision for income taxes is reflected in the accompanying consolidated financial statements as we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	For the Years Ended December 31,
	2003	2004	2005
	(dollars in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$1,058,007	$1,300,811	$1,837,609
Franchise operations	5,300	5,700	5,950

Total net revenues	$1,063,307	$1,306,511	$1,843,559

Operating income:
Company-operated truck stops	$23,616	$29,099	$33,376
Franchise operations	5,300	5,700	5,950

Total operating income	$28,916	$34,799	$39,326

Balance Sheet Data: (at end of period)
Total assets:
Company-operated truck stops	$275,092	$289,097	$335,692
Franchise operations	—	—	—

Total assets	$275,092	$289,097	$335,692

Overview of Operating Results

In 2005, our net revenues were $1.8 billion, a 41.1% increase over the prior year. The increase was mostly due to higher fuel revenues as a result of increased fuel gallons sold and an increase in our average retail-selling price of fuel. Our net income of $16.1 million was $11.2 million higher than in 2004, due to costs associated with our 2004 Refinancing Transactions and higher operating income for year ended December 31, 2005.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	For the Years Ended December 31,
	2003		2004		2005
	(dollars in thousands)
Fuel	$813,083	76.5%	$1,045,544	80.0%	$1,552,574	84.2%
Non-Fuel (excluding Restaurant)	181,617	17.1%	188,816	14.5%	214,753	11.7%
Restaurant	68,607	6.4%	72,151	5.5%	76,232	4.1%

Total Net Revenue	$1,063,307	100.0%	$1,306,511	100.0%	$1,843,559	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $248.0 million, $262.3 million, and $295.9 million for the years ended December 31, 2003, 2004, and 2005, respectively.

We lease retail space to independent merchants to operate in some of our truck stop locations. These leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail space within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. We record the revenues generated from these operating leases in Non-Fuel Revenues. Lease terms generally call for a fixed monthly rental payment, while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. The revenues received from the independent merchants in connection with these lease agreements were $6.3 million for each of the years ended December 31, 2003 and 2004, and $7.0 million for the year ended December 31, 2005. For the years ended December 31, 2003, 2004, and 2005, approximately $2.7 million, $2.8 million, and $3.3 million were received from contingent rental agreements, respectively.

2004 Refinancing Transactions

In 2004, we completed our 2004 Refinancing Transactions in which we refinanced substantially all of our existing indebtedness and the indebtedness of our parent, the Holding Partnership. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9% Notes;

•	The repurchase of our 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	Entering into new senior secured credit facilities with an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (these credit facilities have since been amended and are described below under “—Liquidity and Capital Resources”);

•	The repayment and retirement of our retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (the remaining portion of the Holding Partnership’s 15% Notes have since been repurchased and are described below under “—Liquidity and Capital Resources”);

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Warrant Holdings from August 1, 2004 to October 1, 2009; and

•	The reduction of our trade credit balance with ExxonMobil.

After giving effect to the 2004 Refinancing Transactions, our total consolidated debt increased by $79.0 million and, as a result, our associated annual interest expense for 2004 increased by approximately $6.0 million as compared to the year ended December 31, 2003.

In connection with the 2004 Refinancing Transactions, the repurchases of all of our 10 1/2% Notes and the majority of the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each Company’s consolidated statements of operations for the year ended December 31, 2004. Additionally, we capitalized approximately $9.6 million of debt issuance costs related to the 9% Notes. The Holding Partnership capitalized approximately $3.2 million of debt issuance costs related to its exchange offer.

In connection with the 2004 Refinancing Transactions, we capitalized approximately $2.5 million in debt issuance costs and have written-off approximately $794,000 of unamortized debt issuance costs associated with the refinancing of our retired senior credit facilities. The write-off is presented as retired debt restructuring costs.

In 2004, we made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under our Indenture for the 9% Notes and the agreement governing our senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

In addition, our indebtedness permits us to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its senior third secured discount notes due 2014, and to pay for taxes and administrative expenses. In 2005, we made approximately $6.3 million of such distributions.

2005 Financing Transactions

On January 21, 2005, we amended our senior secured credit agreement to extend the maturity date to February 2008, increase the size of the revolving commitment from $25.0 million to $40.0 million, eliminate amortization payments, make all principal amounts due on the maturity date, modify covenants to, among other things, permit the acquisition of the Kingsland, Georgia, New Paris, Ohio, and York, Nebraska sites, and decrease the pricing spread on the revolving facility and the term loan. On July 26, 2005, we amended our senior secured credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

On July 26, 2005, we completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes were part of our outstanding 9% Notes, of which $225.0 million in aggregate principal amount was issued on February 9, 2004. We used the proceeds from this issuance, together with cash on hand, to fund the acquisition of our franchise location in Bordentown, New Jersey.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview. Net income increased 228.7% to $16.1 million for 2005 compared to $4.9 million for 2004, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions and higher operating income. Our net revenues increased 41.1% to $1.8 billion for the year ended December 31, 2005 from $1.3 billion in 2004. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of five new sites. As discussed herein, we completed the purchase of three previously franchise operated locations at New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey, and a new Petro:2 location at Kingsland, Georgia during 2005. Additionally, on November 1, 2005, we entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. On a comparable unit basis, net revenues increased 32.9% to $1.7 billion for the year ended December 31, 2005 from $1.3 billion in 2004. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the twelve months ended December 31, 2005, we had 36 company-operated comparable units out of a total of 41 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 13.5% to $156.7 million from $138.1 million in 2004, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 48.5% to $1.6 billion for 2005 compared to $1.0 billion in 2004. Fuel revenues increased due to a 32.8% increase in our average retail-selling price per gallon compared to 2004 related to market conditions, as well as an 11.8% increase in our total fuel gallons sold from 2004, which was partially due to the addition of our five new sites. Gross profit increased 21.5% to $61.6 million for the year ended December 31, 2005 compared to $50.7 million in the year ended 2004, despite a 49.9% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 40.0% due to a 32.5% increase in our average retail-selling price per gallon, as well as a 5.7% increase in our total fuel gallons sold compared to 2004. On a comparable unit basis, gross profit increased 13.4% to $57.5 million from $50.7 million in 2004.

Non-Fuel (excluding Restaurant). Revenues increased 13.7% to $214.8 million for 2005 compared to $188.8 million in 2004. Gross profit increased 13.3% to $119.6 million for 2005 from $105.6 million in 2004. The increases in revenues and gross profit were due primarily to a 14.3%, or $25.1 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our five new sites. On a comparable unit basis, revenues increased 6.5%, or $12.2 million, and gross profit increased 6.1%, or $6.4 million, compared to 2004.

Restaurant. Revenues increased 5.7% to $76.2 million for 2005 compared to $72.2 million in 2004, due to the addition of our new sites. Gross profit in the restaurants improved by 4.6%, or $2.3 million compared to 2004, due to increased revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues decreased 1.7%, or $1.2 million for 2005 compared to $72.2 million in 2004, mostly due to a 4.0% decrease in our customer count, partially offset by an increase of 2.0% in our average ticket price. On a comparable unit basis, gross profits decreased 2.4%, or $1.2 million.

Costs and Expenses. Total costs and expenses increased 41.9% to $1.8 billion for 2005 compared to $1.3 billion in 2004. Cost of sales increased 46.3%, or $509.8 million from 2004 mainly due to a 49.9% increase in our cost of fuel, in addition to costs incurred related to the addition to our five new sites. Operating expenses increased 13.5%, or $18.7 million, to $156.7 million compared to 2004, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenue. General and administrative expenses increased 16.4% to $20.6 million compared to $17.7 million in 2004, due primarily to higher employee-related costs and an increase in professional services expenses related mainly to our preparation for the compliance requirements set forth in Section 404 of the Sarbanes-Oxley Act. On a comparable unit basis, total cost and expenses increased 33.6%, or $427.5 million from 2004. On a comparable unit basis, cost of sales increased 38.0%, or $417.7 million from 2004 mainly due to a 41.4% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 4.7%, or $6.4 million, to $144.5 million compared to 2004, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Settlement of Insurance Recovery. In 2005, we recognized income of $660,000 related to a property insurance recovery for a fire at our Ocala, Florida site.

Equity in Income of Affiliate. In 2005, we recognized income of $647,000 related to our investment in the Wheeler Ridge facility in Southern California compared to $664,000 of income for the year ended December 31, 2004.

Interest Expense. Interest expense increased 4.4% to $24.8 million compared to $23.8 million in 2004, due primarily to the increase in our debt outstanding in the current year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview. Net income decreased 43.3% to $4.9 million for 2004 compared to $8.6 million for 2003, due primarily to costs of approximately $7.0 million associated with our 2004 Refinancing Transactions and increased interest costs. Our net revenues increased 22.9% to $1.3 billion for the year ended December 31, 2004 from $1.1 billion in 2003. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, and improved non-fuel sales. Operating expenses increased 6.3% to $138.1 million from $129.8 million in 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 28.6% to $1.0 billion for 2004 compared to $813.1 million in 2003. Fuel revenues increased due to a 22.5% increase in our average retail-selling price per gallon compared to 2003 related to market conditions, as well as a 5.0% increase in our total fuel gallons sold from 2003. Gross profit increased 24.8% to $50.7 million for the year ended December 31, 2004 compared to $40.6 million in the year ended 2003, despite a 28.8% increase in our cost of fuel.

Non-Fuel (excluding Restaurant). Revenues increased 4.0% to $188.8 million for 2004 compared to $181.6 million in 2003. Gross profit increased 4.3% to $105.6 million for 2004 from $101.2 million in 2003. The increases in revenues and gross profit were due primarily to a 4.5%, or $7.5 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes.

Restaurant. Revenues increased 5.2% to $72.2 million for 2004 compared to $68.6 million in 2003, due to an increase of 6% in our average ticket price, partially offset by a slightly lower customer count. Gross profit in the restaurants improved by 4.8%, or $2.3 million, compared to 2003, due to the increase in revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 22.9% to $1.3 billion for 2004 compared to $1.0 billion in 2003. Cost of sales increased 25.9% or $226.4 million from 2003 mainly due to a 28.8% increase in our cost of fuel. Operating expenses increased 6.3% or $8.2 million to $138.1 million compared to 2003, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased 16.9% to $17.7 million compared to $15.1 million in 2003, due primarily to higher employee-related costs and an increase in professional services expenses.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowings under the revolving credit portion of our credit facility.

Cash Flows

We had cash flows from operations of $31.8 million and $33.4 million for the years ended December 31, 2004 and 2005, respectively. The increase in cash flows was primarily due to the increase in operating income for the year ended December 31, 2005, partially offset by increased inventory due to higher fuel costs and our five new sites and to the timing of receipts related to trade accounts receivables.

We had a working capital of $10.7 million and $2.3 million at December 31, 2004 and 2005, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our amended senior secured credit facility and the associated reduction in the current portion of long-term debt and the related increase in cash, we had positive working capital at December 31, 2004 and 2005. Approximately 92.0% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our credit facilities was $14.4 and $30.0 million at December 31, 2004 and 2005 respectively, subject to certain conditions.

On January 21, 2005, we amended our senior secured credit agreement to extend the maturity date to February 2008, increase the size of the revolving commitment from $25.0 million to $40.0 million, eliminate amortization payments, make all principal amounts due on the maturity date, modify covenants to, among other things, permit the acquisition of the Kingsland, Georgia, New Paris, Ohio, and York, Nebraska sites, and decrease the pricing spread on the revolving facility and the term loan.

On July 26, 2005, we amended our senior secured credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

On February 3, 2006, we amended our senior secured credit agreement to permit (i) a joint venture arrangement with Alon USA, Interests, LLC or any of its affiliates or subsidiaries (“Alon”) for the purpose of developing a travel center in the area of Midland, Texas (the “Asset Joint Venture”); (ii) a joint venture arrangement with Alon for the purpose of operating certain aspects of the Asset Joint Venture; and (iii) the transfer of $5,000,000 in cash to Petro Distributing, Inc. in the form of an equity contribution, for the purpose of facilitating Petro Distributing, Inc.’s purchase of gasoline, fuel and similar products from its vendors.

At December 31, 2005, we had senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At December 31, 2005, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $10.1 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of December 31, 2005, we had $21.3 million outstanding under our term loan facility. As described above, on January 21, 2005, we amended our senior secured credit agreement so that the outstanding principal amount of our term loan is now due in full on February 9, 2008.

Issuance of Debt Securities

On July 26, 2005, we completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act. The notes are part of our outstanding 9% Notes, of which $225.0 million in aggregate principal amount was issued on February 9, 2004.

Debt Covenants

Our senior secured credit facilities and the Indenture for our 9% Notes each contain certain covenants that place limitations on the operation of our business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage. As of December 31, 2005, we were in compliance with all financial covenants under our senior secured credit facilities and the Indenture for our 9% Notes.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$411,579	$23,711	$67,594	$45,000	$275,274
Operating distributions to the
Holding Partnership (1)	45,218	2,692	5,680	12,129	24,718
New site capital expenditures	1,360	1,360	—	—	—
Operating leases	41,552	5,589	11,119	11,254	13,590
Employment agreements (2)	1,532	1,532	—	—	—
Purchase agreements	2,320	1,160	1,160	—	—
Other short-term borrowings	572	572	—	—	—
Other long-term liabilities (3)	6,160	70	220	—	5,870

Total contractual obligations	$510,293	$36,686	$85,773	$68,383	$319,452

(1)	Represents distributions to the Holding Partnership, as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses.
(2)	Represents maximum amounts necessary to satisfy obligations under employment agreements with our Chief Executive Officer and our President and Chief Operating Officer.
(3)	Represents cash outflows by period for certain of our long-term liabilities for which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

In addition to the above, we have an annual volume commitment associated with contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) as discussed in more detail in Note 8 to notes to consolidated financial statements included herein. These purchase obligations satisfied through purchases by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. We have excluded these purchase obligations from the table above as they cannot reasonably be estimated for tabular presentation.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, distributions to the Holding Partnership, interest on our debt, and capital expenditures. We believe that cash flow from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

During 2005, we entered into agreements for the acquisition of four sites. We completed the purchase of our New Paris, Ohio site in February 2005, our York, Nebraska and Kingsland, Georgia sites in March 2005, and our Bordentown, New Jersey site in July 2005. The New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey sites were existing Petro Stopping Centers owned by two of our franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The four sites were purchased for cash consideration totaling $45.9 million. The purchase price was primarily allocated to property and equipment of $42.7 million. Our analysis associated with our valuation of certain assets is complete. We also completed our evaluation and allocation of the purchase price and determined that no modification to our preliminary purchase price allocation is necessary.

On January 31, 2006, we entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

Capital expenditures on our truck stop network totaled $6.1 million, $5.7 million, and $57.4 million for the years ended December 31, 2003, 2004, and 2005, respectively. There were no costs associated with the acquisition and construction of new facilities for 2003 and 2004. The capital expenditures in 2004 excludes $4.1 million for the purchase of the land at our Hammond, Louisiana site and the increase in 2005 is primarily associated with the acquisition of the four new sites described above. We currently expect to invest approximately $13.0 million during 2006 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $13.0 million does not include potential new site acquisitions. These capital expenditures will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9% Notes and agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the year ended December 31, 2005, we paid approximately $6.3 million with respect to these distributions. All but $50,000 of the Holding Partnership’s 15% Notes were repurchased in the three month period ended March 31, 2005, and the remaining $50,000 of the Holding Partnership’s 15% Notes were repurchased in May 2005. We believe we will distribute approximately $2.7 million to the Holding Partnership during 2006 for interest payments, taxes, and administrative expenses.

Long-Term Requirements

Our anticipated long-term cash requirements include repayments of indebtedness and operating leases as set forth in the table above. Other possible long-term uses of cash include:

•	expansion of our network through building or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2006 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities, is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described in Item 1A, “Risk Factors.”

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 of notes to our consolidated financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income for the period. If our estimates are inaccurate, our expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004 and 2005, the aggregated liability was approximately $7.8 million and $9.9 million, respectively, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2004 and 2005, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Companies without publicly traded equity securities, such as ourselves, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. We do not believe that the adoption of this revised standard will have a significant impact on our consolidated financial position or results of operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. We have adopted this Interpretation and concluded that it had no impact on our consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized on a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We have adopted this standard and do not believe that the adoption of this standard will have a significant impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have engaged in only limited hedging activities and have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with the ExxonMobil Suppliers entered into in July 1999. Under the terms of one of these agreements, as amended (which we refer to as the fuel agreement), the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note 8 of notes to our consolidated financial statements included herein. Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2004 and 2005, we were not party to any futures or option contracts.

As of December 31, 2004 and 2005, the carrying amounts of certain financial instruments employed by us (including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates) are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of our other short-term borrowings and our senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. Our principal market risk as it relates to long-term debt is exposure to changes in interest rates. The fair value of the 9% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$225,000	$237,938	$250,000	$251,250
Average interest rate	9.8%	—	9.9%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.8%	—	5.7%	—
Fixed rate	—	—	$572	$572
Interest rate	—	—	7.5%	—

Currently, we are managing our exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, we had only limited involvement with derivative financial instruments and have not used them for trading purposes. We have used derivatives to manage well-defined interest rate risks. At December 31, 2002, we were party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, we paid a fixed rate of 3.86% on a portion of our retired senior secured credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of our interest rate exposure on the retired credit facilities from a floating rate to a fixed rate basis. For the year ended December 31, 2003, the effect of the swap was to increase the rate we were required to pay by 2.6%, which resulted in additional interest expense of approximately $495,000.

Item 8. Financial Statements and Supplementary Data

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$33,843	$27,048
Trade accounts receivable, net	3,195	7,318
Inventories, net	27,494	32,223
Other current assets	2,491	3,827
Due from affiliates	4,017	3,981

Total current assets	71,040	74,397

Property and equipment, net	194,605	235,220
Deferred debt issuance costs, net	10,450	10,536
Other assets	13,002	15,539

Total assets	$289,097	$335,692

Liabilities and Partners’ Deficit

Current liabilities:
Other short-term borrowings	$—	$572
Trade accounts payable	15,334	27,212
Accrued expenses and other liabilities	31,484	37,251
Due to affiliates	13,541	7,051

Total current liabilities	60,359	72,086

Other liabilities	765	797
Long-term debt, excluding current portion	246,250	271,250

Total long-term liabilities	247,015	272,047

Total liabilities	307,374	344,133

Commitments and contingencies

Partners’ deficit
General partner’s	(200)	(167)
Limited partners’	(18,077)	(8,274)

Total partners’ deficit	(18,277)	(8,441)

Total liabilities and partners’ deficit	$289,097	$335,692

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net revenues:
Fuel (including motor fuel taxes)	$813,083	$1,045,544	$1,552,574
Non-fuel	250,224	260,967	290,985

Total net revenues	1,063,307	1,306,511	1,843,559

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	772,486	994,865	1,490,980
Non-fuel	101,426	105,483	119,198
Operating expenses	129,844	138,076	156,747
General and administrative	15,113	17,663	20,567
Depreciation and amortization	15,504	15,539	16,691
Loss on disposition of fixed assets	18	86	50

Total costs and expenses	1,034,391	1,271,712	1,804,233

Operating income	28,916	34,799	39,326

Write-down of land held for sale	(908)	—	—
Loss on retirement of debt	—	(6,164)	—
Retired debt restructuring costs	—	(794)	—
Settlement of insurance recovery	—	—	660
Equity in income of affiliate	476	664	647
Interest income	67	186	321
Interest expense	(19,514)	(23,791)	(24,848)

Income before cumulative effect of a change in accounting principle	9,037	4,900	16,106

Cumulative effect of a change in accounting principle - note 2	(397)	—	—

Net income	$8,640	$4,900	$16,106

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) AND

COMPREHENSIVE INCOME

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital (Deficit)	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
Balances, December 31, 2002	$(234)	$26,718	$(456)	$26,028

Net income	22	8,618	—	8,640

Unrealized gain on cash flow hedging derivative:
Unrealized holding loss arising during the period			(39)	(39)
Less: reclassification adjustment for loss realized in net income			495	495

Net change in unrealized gain			456	456

Comprehensive income				9,096

Partners’ minimum tax distributions	—	(42)	—	(42)

Balances, December 31, 2003	(212)	35,294	—	35,082

Net income	12	4,888	—	4,900
Partners’ operating distributions	—	(58,246)	—	(58,246)
Partners’ minimum tax distributions	—	(13)	—	(13)

Balances, December 31, 2004	(200)	(18,077)	—	(18,277)

Net income	41	16,065	—	16,106
Partners’ operating distributions	—	(6,049)	—	(6,049)
Partners’ minimum tax distributions	(8)	(213)	—	(221)

Balances, December 31, 2005	$(167)	$(8,274)	$—	$(8,441)

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$8,640	$4,900	$16,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,504	15,539	16,691
Write-off of deferred financing costs associated with retired debt	—	4,009	—
Cumulative effect of a change in accounting principle	397	—	—
Deferred debt issuance cost amortization	1,833	2,127	1,687
Provision for bad debt	144	157	322
Equity in income of affiliate	(476)	(664)	(647)
Loss on disposition of fixed assets	18	86	50
Write-down of land held for sale	908	—	—
Other operating activities	46	39	44
Increase (decrease) from changes in:
Trade accounts receivable	809	(1,134)	(4,445)
Inventories	1,918	(2,084)	(4,729)
Other current assets	117	(1,276)	(764)
Due from affiliates	(2,459)	933	36
Due to affiliates	744	(6,466)	(6,490)
Trade accounts payable	308	9,891	9,842
Accrued expenses and other liabilities	95	5,730	5,740

Net cash provided by operating activities	28,546	31,787	33,443

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	22	2,758	84
Purchases of property and equipment	(6,127)	(5,703)	(57,382)
Increase in other assets, net	(22)	(578)	(1,977)

Net cash used in investing activities	(6,127)	(3,523)	(59,275)

Cash flows from financing activities:
Repayments of bank revolver	(23,000)	(4,500)	(43,200)
Proceeds from bank revolver	23,000	4,500	43,200
Repayments of long-term debt	(15,664)	(179,535)	—
Proceeds from long-term debt issuance	—	250,000	25,000
Repayments of capital lease obligations	—	(4,116)	—
Change in book cash overdraft	2,972	(8,323)	2,028
Partners’ operating distribution	—	(58,246)	(6,049)
Partners’ minimum tax distributions	(42)	(13)	(221)
Payment of debt issuance costs	(100)	(11,994)	(1,721)

Net cash (used in) provided by financing activities	(12,834)	(12,227)	19,037

Net increase (decrease) in cash and cash equivalents	9,585	16,037	(6,795)
Cash and cash equivalents, beginning of period	8,221	17,806	33,843

Cash and cash equivalents, end of period	$17,806	$33,843	$27,048

Supplemental cash flow information -
Interest paid during the period	$17,644	$20,206	$22,076
Non-cash activities -
Net change in unrealized gain on cash flow hedging derivative	(456)	—	—

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

General Partner

Petro, Inc.

Limited Partners

James A. Cardwell, Jr.

Petro Stopping Centers Holdings, L.P.

Petro Holdings G.P., LLC

Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the Company’s Chairman and Chief Executive Officer. Petro, Inc. is primarily a holding company with minority interests in the Company and other entities. Petro Holdings G.P., LLC is owned by Petro Stopping Centers Holdings, L.P.

Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) is a Delaware limited partnership. Petro Holdings Financial Corporation is a co-issuer of certain third secured senior notes (the “Holding Partnership’s Notes”) and was a co-issuer of certain 15.0% senior discount notes due 2008 that have since been redeemed (the “Holding Partnership’s 15% Notes”). Petro Holdings Financial Corporation, the Company and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., are subsidiaries of the Holding Partnership. Petro Warrant Holdings Corporation (“Warrant Holdings”) owns a 10.0% common limited partnership in the Holding Partnership and issued the warrants that were sold with the Holding Partnership’s 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

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

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Refinancing Transactions

In 2004, the Company completed its 2004 Refinancing Transactions in which the Company and the Holding Partnership refinanced substantially all of their existing indebtedness. The 2004 Refinancing Transactions consisted of the following components:

•	The issuance of $225.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”);

•	The repurchase of the Company’s 10 1/2% senior notes due 2007 (the “10 1/2% Notes”);

•	Entering into the new senior secured credit facilities of an aggregate principal amount of $50.0 million, consisting of a three year revolving credit facility of $25.0 million and a four year term loan facility of $25.0 million (the credit facilities have since been amended and are described in Note (6));

•	The repayment and retirement of the Company’s retired senior secured credit facilities of approximately $40.8 million, plus accrued interest;

•	The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15% Notes and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (the remaining portion of the Holding Partnership’s 15% Notes have since been repurchased and are described in Note (9));

•	The extension of the mandatory purchase date of the warrants issued in July of 1999 by Warrant Holdings from August 1, 2004 to October 1, 2009; and

•	The reduction of the Company’s trade credit balance with ExxonMobil.

After giving effect to the 2004 Refinancing Transactions, the Company’s total consolidated debt increased by $79.0 million and, as a result, the Company’s associated annual interest expense for 2004 increased by approximately $6.0 million as compared to the year ended December 31, 2003.

In connection with the 2004 Refinancing Transactions, the repurchases of all of the Company’s 10 1/2% Notes and the majority of the Holding Partnership’s 15% Notes were accounted for as debt extinguishments resulting in the recognition of losses of approximately $6.2 million and $9.3 million, respectively, which included the write-off of unamortized deferred debt issuance costs of approximately $3.2 million and $2.8 million, respectively. These losses are presented as a component of income (loss) before cumulative effect of a change in accounting principle on each Company’s consolidated statements of operations for the year ended December 31, 2004. Additionally, the Company capitalized approximately $9.6 million of debt issuance costs related to the 9% Notes. The Holding Partnership capitalized approximately $3.2 million of debt issuance costs related to its exchange offer.

In connection with the 2004 Refinancing Transactions, the Company has capitalized approximately $2.5 million in debt issuance costs and has written-off approximately $794,000 of unamortized debt issuance costs associated with the refinancing of its retired senior credit facilities. The write-off is presented as retired debt restructuring costs.

In 2004, the Company made distributions of approximately $56.6 million to the Holding Partnership in connection with the 2004 Refinancing Transactions as permitted under the Company’s Indenture for the 9% Notes and the agreement governing the Company’s senior secured credit facilities. These distributions were made to allow the Holding Partnership to repurchase approximately 54.8% of the Holding Partnership’s 15% Notes.

In addition, the Company’s indebtedness permits it to make distributions to the Holding Partnership in an amount sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its senior third secured discount notes due 2014, and to pay for taxes and administrative expenses. In 2005, the Company made approximately $6.3 million of such distributions.

2005 Financing Transactions

On January 21, 2005, the Company amended its senior secured credit agreement to extend the maturity date to February 2008, increase the size of the revolving commitment from $25.0 million to $40.0

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, eliminate amortization payments, make all principal amounts due on the maturity date, modify covenants to, among other things, permit the acquisition of the Kingsland, Georgia, New Paris, Ohio, and York, Nebraska sites, and decrease the pricing spread on the revolving facility and the term loan. On July 26, 2005, the Company amended its senior secured credit agreement to permit the acquisition of the Bordentown Junction Truck Stop in Burlington County, New Jersey.

On July 26, 2005, the Company completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes were part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount was issued on February 9, 2004. The Company used the proceeds from this issuance, together with cash on hand, to fund the acquisition of its franchise location in Bordentown, New Jersey.

Description of Business

The Company is a leading owner and operator of large, multi-service truck stops known as Petro Stopping Centers. These facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. At December 31, 2005, the Company’s nationwide network consisted of 64 Petro Stopping Centers located in 31 states, of which 42 were company-operated and 22 were franchised.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Cash equivalents at December 31, 2004 and December 31, 2005 were comprised of short term money market investments in government securities and totaled $26.7 million and $7.8 million, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company’s maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $4.8 million and $5.2 million at December 31, 2004 and 2005, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2004 and 2005, the Company had no significant concentrations of credit risk. Management believes that the Company has adequate reserves to cover potential credit risks.

Allowance for Uncollectible Accounts

Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2004 and 2005, the allowance for uncollectible accounts totaled $776,000 and $772,000, respectively.

Inventories

Inventories are primarily stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at historical cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the shorter of (1) the lease term, as defined for each leased site in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended, or (2) the useful life of the asset. Repairs and maintenance are charged to expense as incurred, and amounted to $5.5 million, $5.8 million, and $6.7 million for the years ended December 31, 2003, 2004, and 2005, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

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

During 2005, the Company entered into agreements for the acquisition of four sites. The Company completed the purchase of its New Paris, Ohio site in February 2005, its York, Nebraska and Kingsland, Georgia sites in March 2005, and its Bordentown, New Jersey site in July 2005. The New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey sites were existing Petro Stopping Centers owned by two of the Company’s franchisees and became company-operated sites following the closing of the related transactions. The Kingsland, Georgia truck stop was independently owned and is a Petro:2 format site. The four sites were purchased for cash consideration totaling $45.9 million. The purchase price was primarily allocated to property and equipment of $42.7 million. Management’s analysis associated with the valuation of certain assets is completed. Management also completed its evaluation and allocation of the purchase price and determined that no modification to its preliminary purchase price allocation was necessary.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Costs incurred in obtaining long-term financing are amortized over the life of the related debt using the effective interest rate method. At December 31, 2004 and 2005, accumulated amortization of debt issuance costs was $1.6 million and $2.4 million, respectively.

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

The Company has a restrictive covenant intangible asset with a historical cost of $500,000 that is amortized on a straight-line basis over a 20-year period. At December 31, 2004 and 2005, accumulated amortization of the restrictive covenant was $106,000 and $131,000, respectively. On an annual basis, the Company evaluates its long-lived assets for possible impairment and to the extent the carrying values exceed fair values, an impairment loss is recognized in operating results.

Joint Venture Investment

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made a capital contribution of $2.0 million for working capital and inventory, which was the Company’s initial investment in this venture. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $476,000, $664,000, and $647,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2004 and 2005, the Company reported land held for sale at its carrying value of $4.3 million each year. The land held for sale consists of several parcels of undeveloped land considered by management as excess and no longer necessary for the operations of the Company. In March 2004, the Company sold all of its undeveloped land in Knowlton Township, New Jersey for $1.1 million. Since the carrying amount of such land was equal to the selling price less cost to sell, no gain or loss was recognized in 2004. The Company recognized a loss of $908,000 in 2003 related to the land in Knowlton Township, New Jersey due to a decrease in its fair market value. All of the 2004 and 2005 balances are included in other assets in the accompanying consolidated balance sheets.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact the Company’s net income for the period. If the Company’s estimate is inaccurate, the Company’s expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the years ended December 31, 2003, 2004, and 2005, aggregated provisions amounted to approximately $7.7 million, $9.0 million, and $10.5 million, respectively. For the years ended December 31, 2003, 2004, and 2005, the Company paid approximately $7.1 million, $8.6 million, and $8.5 million, respectively, on claims related to these partial self-insurance programs. At December 31, 2004 and 2005, the aggregated liability was approximately $7.8 million and $9.9 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If the Company’s estimate is inaccurate, the Company’s related expenses and net income could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2005, the Company believes that the liability related to its Petro Passport loyalty program is adequate to cover future point redemptions.

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2004 and 2005, such accrual amounted to $237,000 and $210,000, respectively. These liabilities are exclusive of claims against third parties.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 provides accounting guidance for retirement obligations, for which there is a legal obligation to settle, associated with tangible long-lived assets. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and such costs should be allocated to expense by using a systematic and rational method. The statement requires that the initial measurement of the asset retirement obligation be recorded at fair value and the use of an allocation approach for subsequent changes in the measurement of the liability. SFAS No. 143 changes the Company’s accounting for underground storage tank removal costs and sewage plant waste removal costs. An asset retirement obligation of $528,000 and $587,000 has been recorded as a liability at December 31, 2004 and 2005, respectively. The implementation of this standard resulted in a one-time charge for the cumulative effect of a change in accounting principle of $397,000 for the year ended December 31, 2003.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2004 and 2005 are as follows:

	2004	2005
	(in thousands)
Beginning	$489	$528
Liabilities incurred	—	15
Liabilities settled	—	—
Revisions of estimate	—	—
Accretion expense	39	44

Ending	$528	$587

Revenue Recognition

The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

The Company recognizes net revenue from initial franchise fees and other revenue types from individual franchisees when substantially all significant services to be provided by the Company have been performed. Franchise fees, which are based generally upon a percentage of the franchisees’ sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a combined revenue amount. Revenues from franchise operations aggregated $5.3 million, $5.7 million, and $6.0 million during the years ended December 31, 2003, 2004, and 2005, respectively. There were 23, 24, and 22 franchise locations in operation for the years ended December 31, 2003, 2004, and 2005, respectively. The Company does not allocate any expenses in measuring its franchise segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

Motor Fuel Taxes

Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $248.0 million, $262.3 million, and $295.9 million for the years ended December 31, 2003, 2004, and 2005, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Advertising and Promotion

Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $4.0 million, $4.7 million, and $5.0 million were incurred for the years ended December 31, 2003, 2004, and 2005, respectively, which are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $557,000, $559,000, and $545,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note (11). The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2003, 2004, and 2005. The Company provides the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation expense been determined consistent with SFAS No. 123, the Company’s net income for the years ended December 31, 2003, 2004, and 2005 (no options were granted in 2003, 2004, or 2005) would have been recorded in the following pro forma amounts:

	For the Years Ended December 31,
	2003	2004	2005
	(in thousands)
Net income - as reported	$8,640	$4,900	$16,106
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(9)	(1)	—

Net income - pro forma	$8,631	$4,899	$16,106

For pro forma disclosure purposes, the Company recognizes compensation cost on a straight-line basis over the related service period. There was no pro forma compensation cost recognized for the year ended December 31, 2005.

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

(3) Inventories

The following is a summary of inventories at December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Motor fuels and lubricants	$8,139	$11,041
Tires and tubes	4,718	3,941
Merchandise and accessories	13,710	16,352
Restaurant and other	1,160	1,122
Less reserve for obsolescence	(233)	(233)

Inventories, net	$27,494	$32,223

The majority of the Company’s reserve for obsolescence relates to its merchandise and accessories and restaurant and other inventories. The motor fuels and lubricants inventories generally turn approximately every two to three days and do not become obsolete. The Company’s tires and tubes inventories also generally do not become obsolete.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property and Equipment

Property and equipment is summarized at December 31, 2004 and 2005, as follows:

	Estimated Useful Lives	2004	2005
	(years)	(in thousands)
Land and improvements	10	$55,934	$73,144
Buildings and improvements	30	173,405	201,144
Furniture and equipment	3-10	88,908	96,396
Leasehold improvements	7-30	14,025	14,854

		332,272	385,538
Less accumulated depreciation and amortization		(137,667)	(150,318)

Property and equipment, net		$194,605	$235,220

Furniture and equipment includes equipment purchased under a capital lease.

(5) Leases

Operating Leases

The Company has entered into various operating leases. The operating leases are related to six Petro Stopping Center locations, three land leases, an office building, and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple year options.

A summary of future minimum rental payments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2006	$2,235	$3,354	$5,589
2007	2,235	3,307	5,542
2008	2,235	3,342	5,577
2009	2,235	3,392	5,627
2010	2,235	3,392	5,627
Later years	2,212	11,378	13,590

Total minimum lease payments	$13,387	$28,165	$41,552

Rent expense under all operating leases was $4.4 million for each the years ended December 31, 2003 and 2004, and $4.7 million for the year ended December 31, 2005. Of these rentals, $2.2 million for each of the years ended December 31, 2003, 2004, and 2005 were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

•	The lease by the Company of an office building in which the Company’s principal executive offices are located that is owned by J.A. Cardwell, Sr., the Chairman and Chief Executive Officer of the Company. The Company made annual rent payments of $336,000 for each of the years ended December 31, 2003, 2004, and 2005.

•	The lease by the Company of the Petro Stopping Center located in Effingham, Illinois from Truck Stop Property Owners, Inc., which is owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Company made rental payments of $1.2 million for each of the years ended December 31, 2003, 2004, and 2005.

•	The lease by the Company of the Petro Stopping Center located in North Baltimore, Ohio that was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., the President and Chief Operating Officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC and made rental payments of $682,000 for each of the years ended December 31, 2003, 2004 and 2005.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2005, the Company entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. Additionally, on November 1, 2005, the Company entered into a lease agreement to be effective October 19, 2005 for a company-operated site located in Spokane, Washington. The initial term of this lease shall commence upon the Company’s occupancy of the site, and the date shall not be later than June 1, 2006.

The Company also leases retail space to independent merchants that operate in some of its truck stop locations. The leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail spaces within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. Lease terms generally call for a fixed monthly rental payment, while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. The Company records the revenues generated from these operating leases in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $6.3 million for each of the years ended December 31, 2003 and 2004, and $7.0 million for the year ended December 31, 2005. For the years ended December 31, 2003, 2004, and 2005, approximately $2.7 million, $2.8 million, and $3.3 million, were received from contingent rental agreements, respectively.

Capital Leases

The Company previously leased the land and owned the building in Hammond, Louisiana. This land lease expired in September 2004 and, accordingly, the Company exercised its option to purchase the land. The Company consummated this transaction in September 2004 at a purchase price of $4.1 million. The Company classified this lease as a capital lease.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings at December 31, 2004 and 2005 are presented below:

	2004	2005
	(in thousands)
Short-term borrowing, under Concord Premium Finance, Inc., with a scheduled maturity of November 30, 2006 and an interest rate of 7.5%. Three quarterly principal and interest payments of approximately $198,000 are due beginning March 1, 2006.	$—	$572

Four-year revolving line of credit, under the senior secured credit facility, as amended, with a scheduled maturity of February 9, 2008, in an amended aggregate principal amount of $40.0 million ( $5.0 million restricted to the issuance of letters of credit). Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.25% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	—	—

Four-year term loan, under the senior secured credit facility, as amended, with a scheduled maturity of February 9, 2008, in an original amount of $25.0 million, as amended to $21.3 million. Quarterly principal payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004 were made. Remaining principal is due in full at maturity. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.25% is payable quarterly. The weighted average interest rate was 5.7% at December 31, 2005. The term loan is collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).	21,250	21,250

9% Senior Secured Notes due 2012 in an aggregate principal amount of $225.0 million and $25.0 million issued on February 9, 2004 and July 26, 2005, respectively. Interest on the 9% Notes is payable on February 15 and August 15 of each year, effective August 15, 2004. The 9% Notes are subordinate to the loans under the senior secured credit facility to the extent of the value of the assets securing such loans. See Note (1).	225,000	250,000

Total long-term debt and other short-term borrowings	246,250	271,822
Less current portion and other short-term borrowings	—	572

Long-term debt, excluding current portion and other short-term borrowings	$246,250	$271,250

The Company had $10.6 million and $10.1 million of standby letters of credit outstanding under the revolving credit portion of the Company’s senior secured credit facilities at December 31, 2004 and 2005, respectively. For the years ended December 31, 2004 and 2005, approximately $7.6 million and $6.8 million of these letters of credit, respectively, were required to be posted with the Company’s insurance carriers in connection with the Company’s obtaining liability and other insurance coverages.

On July 26, 2005, the Company completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount were issued on February 9, 2004.

The senior secured credit facilities and the Indenture for the 9% Notes each contain certain covenants that place limitations on the operation of the Company’s business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures, EBITDA (as defined therein), and fixed charge coverage. As of December 31, 2005, the Company was in compliance with all financial covenants under the senior secured credit facilities and the Indenture for the Company’s 9% Notes.

The Company’s restricted subsidiaries include its subsidiaries Petro Financial Corporation and Petro Distributing, Inc. The Company does not have any unrestricted subsidiaries.

The following are the estimated principal payment requirements on long-term debt under the senior secured credit facilities and 9% Notes:

Fiscal Year Ending	(in thousands)
2008	$21,250
2012	250,000

Total	$271,250

(7) Accrued Expenses and Other Liabilities

The following is a summary of accrued expenses and other liabilities at December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Accrued expenses:
Employee related expenses	$13,598	$15,731
Taxes payable - sales, fuel, and property	4,409	5,550
Interest expense	7,658	8,662
Other	5,819	7,308

Total	$31,484	$37,251

(8) Related-Party Transactions

Amounts due to and from affiliates as of December 31, 2004 and 2005 consist of the following:

	2004	2005
	(in thousands)
Due from affiliates:
Petro Truckstops, Inc.	$1,737	$1,413
Petro Travel Plaza, LLC	858	1,171
Cardwell Group	675	675
El Paso Amusement Company	198	156
C&R Distributing, Inc.	185	211
Other	364	355

Total	$4,017	$3,981

Due to affiliates:
Mobil Diesel Supply Corporation	$10,994	$3,785
ExxonMobil	836	1,597
Petro Travel Plaza, LLC	1,121	1,241
C&R Distributing, Inc.	321	290
El Paso Amusement Company	176	132
Volvo	93	6

Total	$13,541	$7,051

Many of the relationships described below between the Company and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of the Company. Prior to 1997, other than Board of Directors approval, there was no formal procedure to ensure that related-party contracts contained arms’-length terms and competitive pricing. In 1997,

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party activities would be subject to a competitive bid or competitive analysis process. Management believes that all of the Company’s existing related-party transactions are on terms comparable to those that could have been received in an arms’-length transaction.

Each of the related parties and/or affiliates of the Company included in the transactions described in this section (other than ExxonMobil, Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, generally arise in the ordinary course of business.

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

As of December 31, 2005, the diesel fuel sold at 8 of our 42 company-operated Petro Stopping Centers and some of the Company’s franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of the company-operated Petro:Lubes feature Mobil Delvac lubricants. The contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) require that the Company purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers the Company operates, and other circumstances therein described. For 2005, the Company’s annual volume commitment was 239.8 million gallons of Mobil diesel under the fuel supply agreement and 2.1 million gallons of Mobil lubricants under the lubricant supply agreement. This constituted approximately 37.9% of the Company’s diesel fuel requirements and approximately 93.9% of the Company’s lubricant requirements. In addition, the Company is required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at the branded ExxonMobil locations.

If the Company does not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening or closing of sites). In connection with the 2004 Refinancing Transactions, the Company amended the ExxonMobil Supply Agreements. The amendment contemplates that the Company may purchase fuel from other suppliers, and provides that the penalty will be multiplied by a fraction, the numerator of which is the average of Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, the Company will have an incentive to reduce its accounts payable to the ExxonMobil Suppliers during each year. In 2003, 2004, and 2005, the Company incurred penalties of approximately $397,000, $422,000, and $234,000, respectively. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of the Company’s diesel fuel demand at Mobil-branded locations, Mobil Diesel purchases such additional diesel fuel from third party suppliers and then sells it to the Company. In such cases the Company can designate a third party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and the Company entered into an outsourcing agreement to document the responsibilities associated with the day-to-day operations of Mobil Diesel, including the ability of the Company personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

If the Company is able to obtain a lower diesel fuel price from a third-party supplier approved by Mobil Diesel in a particular market area, the Company may request that ExxonMobil meet the lower price

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company purchases diesel fuel and gasoline for each of its company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2005, the Company purchased 59.0% of its diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 70.6% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements were $766.0 million, $738.6 million, and $900.8 million for the years ended December 31, 2003, 2004, and 2005, respectively.

Under the agreements with the ExxonMobil Suppliers, the Company previously was required to sell ExxonMobil branded diesel fuel at all but two of its company-operated locations. As a result of the amendments to these agreements, the Company now only sells ExxonMobil branded fuel at 8 of its 42 company-operated locations.

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides the Company with fuel hauling within various specified markets designated by the Company under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days’ prior notice. The C&R product services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees charged by C&R to the Company aggregated $9.3 million, $11.2 million, and $8.4 million for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, the Company sold diesel fuel to C&R through June 2003, at the Company’s cost, which aggregated to $1.4 million, for the year ended December 31, 2003.

On July 23, 1999, the Company and Volvo Trucks entered into an Operating Agreement related to the warranty, maintenance, and service work the Company provides to Volvo Trucks managed vehicles, the sale by the Company of Volvo truck parts, joint advertising and marketing initiatives, and the co-development of Petro Stopping Centers by Volvo Trucks and the Company to utilize the Company’s truck stop space for Volvo truck sales and marketing.

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. The Company entered

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of its Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by the Company is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as the Company’s reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company’s revenues in connection with the C&PPR agreement were $61,000, $59,000, and $58,000 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company’s revenues in connection with the Petro Truckstops agreement were $44,000, $45,000, and $49,000 for the years ended December 31, 2003, 2004, and 2005, respectively. The Company’s revenues in connection with the Petro Beverage, Inc. agreement were $8,000, $7,000, and $9,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by the Company and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. The Company received $15,000, $28,000, and $30,000 for the years ended December 31, 2003, 2004, and 2005, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes and services video and other games for the company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. As of December 31, 2005, the Amended Amusement Agreement covered 31 of the company-operated Petro Stopping Centers, of which the Company and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, the Company and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. The Company received $2.1 million for each of the years ended December 2003 and 2004, and $1.9 million for the year ended December 31, 2005, representing its share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993, the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of the revenue collected to the Company and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000, the Company leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between the Company and Petro Truckstops, Inc., the Company receives rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2003, 2004, and 2005. The Company also receives a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2003, 2004, and 2005. Additionally, the Company sells diesel fuel to the Shreveport location that aggregated to $13.8 million, $20.8 million, and $35.4 million for the years ended December 31, 2003, 2004, and 2005, respectively.

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

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. The Company has exercised its first option to renew the lease for an additional five year term expiring in May 2011. The Company also has the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2003, 2004, and 2005.

The Petro Stopping Center located in North Baltimore, Ohio was purchased from the previous lessor by TSP Holdings, LLC, a company that is wholly owned by James A. Cardwell, Jr. Effective January 8, 2002, the Company leased the North Baltimore site under a lease with an initial ten year term and two consecutive renewal options of five years each. Pursuant to the terms of the lease agreement, the Company has the option to purchase the Petro Stopping Center at a purchase price of $5.6 million any time during the lease. Under the lease terms, the Company pays rent totaling $682,080 per year.

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made a capital contribution of $2.0 million for working capital and inventory, which was the Company’s initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. The Company received management fees of $382,000, $374,000, and $386,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, the Company is responsible for the administrative, accounting, and tax functions of the Petro Travel Plaza and received $30,000 for each of the years ended December 31, 2003, 2004, and 2005 for these services. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $476,000, $664,000, and $647,000 for the years ended December 31, 2003, 2004, and 2005, respectively. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. Management believes none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2003, 2004, and 2005, the Company purchased receivables from HSV in the amounts of $9.1 million, $9.3 million, and $10.9 million, respectively. The Company received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $25,000, $21,000, and $18,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2003, 2004, and 2005, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrent with the 2004 Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify the Company and the Holding Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions and other remaining obligations from time to time. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve the Company and the Holding Partnership, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 2004 Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2003, 2004, and 2005 were $23,000, $12,000, and $202,000, respectively. The Company’s indebtedness permits it to distribute funds to the Holding Partnership in order to permit the Holding Partnership to meet these obligations.

(9) Partners’ Deficit

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

Distributions

Under the terms of the Partnership Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 2003, 2004, and 2005, were $42,000, $13,000, and $221,000, respectively.

Under the Indenture for the 9% Notes and the agreement governing the senior secured credit facilities, the Company is permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s 15% Notes and its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the year ended

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, the Company paid approximately $6.3 million with respect to these distributions. All but $50,000 of the Holding Partnership’s 15% Notes were repurchased in the three month period ended March 31, 2005, and the remaining $50,000 of the Holding Partnership’s 15% Notes were repurchased in May 2005. The Company believes it will distribute approximately $2.7 million to the Holding Partnership during 2006 for interest payments, taxes, and administrative expenses.

The following table reflects total cash distributions paid to the Holding Partnership:

	For the Years Ended December 31,
	2003	2004	2005
	(in thousands)
Cash dividends paid	$42	$58,259	$6,262

As of December 31, 2005, the historical net book value of assets and liabilities was approximately $29.6 million greater than the associated net tax basis of those assets and liabilities.

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

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants’ annual salary and aggregated approximately $378,000, $430,000, and $458,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2003, 2004, and 2005.

In December 2002, the Company amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $1.1 million, $1.3 million, and $1.4 million at December 31, 2003, 2004, and 2005, respectively. The Company’s matched deferral expenses for the years ended December 31, 2003, 2004, and 2005, totaled $14,000, $76,000, and $78,000, respectively. The Comp Plan was frozen as of January 1, 2005, and there have been no new deferrals under the Comp Plan.

(11) Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2003, 2004, and 2005. The Company provides the disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

All options are for equity interests in the Holding Partnership. Options are granted at an exercise price not less than market price at the date of grant. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the market price of the option at the date of grant. In the event of very recent transactions involving the Holding Partnership’s partnership interests, the market price of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of market price based on a multiple of the Holding Partnership’s latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 2000 market price ($3,086 per .01% interest) was determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of market price.

Vesting occurs over four years at 25.0% per year. At December 31, 2005, all of the partnership options were exercisable, at a weighted average exercise price of $2,937, and all of which expire from 2007 to 2010. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Company, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Holding Partnership’s total outstanding partnership interest options as of December 31, 2003, 2004, and 2005, and changes during the years then ended is as follows:

	Percentage Interests	Exercise Price (1)
Options outstanding at December 31, 2002	9.00	$3,041
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.36)	4,221

Options outstanding at December 31, 2003	8.64	$2,992
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.47)	4,051

Options outstanding at December 31, 2004	8.17	$2,932
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.36)	2,814

Options outstanding at December 31, 2005	7.81	$2,937

(1)	Weighted average per .01% interest

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

(13) Financial Instruments

The Company has engaged in only limited hedging activities and has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with the ExxonMobil Suppliers entered into in July 1999. Under the terms of one of these agreements, as amended (which is referred to as the fuel supply agreement), the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note (8). Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2004 and 2005, the Company was not a party to any futures or option contracts.

As of December 31, 2004 and 2005, the carrying amounts of certain financial instruments employed by the Company (including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates) are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s other short-term borrowings and its senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. The Company’s principal market risk as it relates to long-term debt is its exposure to changes in interest rates. The fair value of the 9% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$225,000	$237,938	$250,000	$251,250
Average interest rate	9.8%	—	9.9%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.8%	—	5.7%	—
Fixed rate	—	—	$572	$572
Interest rate	—	—	7.5%	—

Currently, the Company is managing its exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, the Company had only limited involvement with derivative financial instruments and had not used them for trading purposes. The Company had used derivatives to manage well-defined interest rate risks. At December 31, 2002, the Company was party to an interest rate swap agreement that was a cash flow hedge and qualified for the shortcut method under SFAS No. 133. Under this agreement, the Company paid a fixed rate of 3.86% on a portion of its retired senior secured credit facilities instead of a floating rate based on LIBOR on the notional amount as determined in three-month intervals. The interest rate swap agreement expired by its terms on December 31, 2003. The transaction effectively changed a portion of the Company’s interest rate exposure on its retired credit facilities from a floating rate to a fixed rate basis. For the year ended December 31, 2003, the effect of the swap was to increase the rate the Company was required to pay by 2.6%, which resulted in additional interest expense of approximately $495,000.

(14) Environmental Matters

The Company’s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of the Company’s business, it uses underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade the Company’s USTs as required by state and federal law, the Company anticipates some site remediation will be required in Corning, California. The Company anticipates spending $421,000 in remediation costs related to this site, of which the Company has already spent $211,000, and $210,000 was accrued at December 31, 2005. In addition, the Company discovered four additional spills at other company-operated locations in April and May of 2005. Management does not believe any additional required remediation will have a material adverse effect on the Company’s consolidated financial position or results of operations. Management believes that all of the Company’s USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2003, 2004, and 2005, the Company’s expenditures for environmental matters were approximately $180,000, $269,000, and $318,000, respectively. See Note (2) for a discussion of the Company’s accounting policies relating to environmental matters.

The Company carries pollution legal liability insurance and storage tank liability insurance to cover likely and reasonably anticipated potential environmental liability associated with its business. While management believes that this coverage is sufficient to protect the Company against likely environmental risks, the Company cannot make assurances that its insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s business, assets, or results of operations.

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 2004 and 2005, this accrual amounted to $237,000 and $210,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2004 and 2005, the Company has recognized receivables of approximately $453,000 and $572,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

(15) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of December 31, 2003 and 2004, the Company operated 37 multi-service truck stops in the United States, and as of December 31, 2005, the Company operated 42 such truck stops. Full-size Petro Stopping Centers are built on an average of 27 acres situated at convenient locations with easy highway access. They can accommodate an average of 263 trucks and an average of 143 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2003, 2004, and 2005, the revenues generated from the company-operated truck stops were $1.1 billion, $1.3 billion, and $1.8 billion, respectively.

As of December 31, 2003, 2004, and 2005, the Company was a franchisor to 23, 24, and 22 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2003, 2004, and 2005, the revenues generated from the Company’s franchise operations were $5.3 million, $5.7 million, and $6.0 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the Company’s accompanying

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management has adopted this revised Interpretation and concluded that it did not own interests in any entities that meet the consolidation requirements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Companies without publicly traded equity securities, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this revised standard will have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for companies no later than the end of the fiscal year ending after December 15, 2005. Management has adopted this Interpretation and concluded that it had no impact on its consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized on a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management has adopted this standard and does not believe that the adoption of this standard will have a significant impact on the Company’s financial position or results of operations.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

2004	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$286,127		$315,813	$338,191	$366,380
Operating income	4,935		9,608	9,181	11,075
Net income (loss)	(7,588	)(b)	3,670	3,494	5,324

2005	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$361,235		$438,118	$509,068	$535,138
Operating income	6,639		9,934	14,651	8,102
Net income (loss)	781		3,988	8,597	2,740

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.
(b)	Net loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the 2004 Refinancing Transactions.

(18) Subsequent Events

On January 31, 2006, the Company entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

On February 3, 2006, the Company amended its senior secured credit agreement to permit (i) a joint venture arrangement with Alon USA, Interests, LLC or any of its affiliates or subsidiaries (“Alon”) for the purpose of developing a travel center in the area of Midland, Texas (the “Asset Joint Venture”); (ii) a joint venture arrangement with Alon for the purpose of operating certain aspects of the Asset Joint Venture; and (iii) the transfer of $5,000,000 in cash to Petro Distributing, Inc. in the form of an equity contribution, for the purpose of facilitating Petro Distributing, Inc.’s purchase of gasoline, fuel and similar products from its vendors.

On March 24, 2006, Michel Gigou resigned from the Boards of Directors of the Company, the Holding Partnership, and Petro Holdings Financial Corporation, effective April 1, 2006. Pursuant to the rights granted to Volvo Petro Holdings, LLC under Sections 6.1.4(c), 6.1.5, 6.2.1, and 6.2.2(c) of the Limited Partnership Agreement, dated July 15, 1999, of the Holding Partnership, Volvo Petro Holdings, LLC appointed Paul L. Vikner to serve as a member of the Board of Directors of the Holding Partnership and as a member of the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board, effective April 1, 2006.

Pursuant to Sections, 6.1.4, 6.2.1, and 6.2.2 of the Fourth Amended and Restated Limited Partnership Agreement, dated July 23, 1999, of the Company, the appointment and removal of Volvo Petro Holdings, LLC’s appointees to the Holding Partnership Board and the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board were reflected contemporaneously in the membership of the Company’s Board of Directors, Executive Committee, and Environmental Compliance Committee, and the Petro Holdings Financial Corporation Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Petro Stopping Centers, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ capital (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

El Paso, Texas

March 29, 2006

PETRO STOPPING CENTERS, L.P.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2004, and 2005

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Write-off, net	Balance at end of year
Year ended December 31, 2003:
Allowance for doubtful accounts	$678	144	44	$778
Inventory Reserve	233	—	—	233

Year ended December 31, 2004:
Allowance for doubtful accounts	$778	157	159	$776
Inventory Reserve	233	—	—	233

Year ended December 31, 2005:
Allowance for doubtful accounts	$776	322	326	$772
Inventory Reserve	233	—	—	233

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the fourth fiscal quarter of 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective January 1, 2006, the Company implemented an Executive Savings Plan for senior and executive management as a component of the Company’s executive compensation package. Under this plan, participants may contribute up to 15% of the participant’s compensation on an after tax basis up to a maximum contribution of $15,000 per year. This plan is a non-qualified, voluntary, after tax bonus plan. The Company will match 30% of the participant’s contribution up to a maximum of $4,500 per year. Participants contributing 4% or greater of their base salary will also receive an additional match from the Company of 2% of the participant’s base salary. The Company’s matches will vest on a three year vesting schedule.

On March 24, 2006, Michel Gigou resigned from the Boards of Directors of the Operating Partnership, the Holding Partnership, and Petro Holdings Financial Corporation, effective April 1, 2006. Pursuant to the rights granted to Volvo Petro Holdings, LLC under Sections 6.1.4(c), 6.1.5, 6.2.1, and 6.2.2(c) of the Limited Partnership Agreement, dated July 15, 1999, of the Holding Partnership, Volvo Petro Holdings, LLC appointed Paul L. Vikner to serve as a member of the Board of Directors of the Holding Partnership and as a member of the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board, effective April 1, 2006.

Pursuant to Sections, 6.1.4, 6.2.1, and 6.2.2 of the Fourth Amended and Restated Limited Partnership Agreement, dated July 23, 1999, of the Operating Partnership, the appointment and removal of Volvo Petro Holdings, LLC’s appointees to the Holding Partnership Board and the Executive Committee and Environmental Compliance Committee of the Holding Partnership Board were reflected contemporaneously in the membership of the Operating Partnership’s Board of Directors, Executive Committee, and Environmental Compliance Committee, and the Petro Holdings Financial Corporation Board of Directors.

Paul L. Vikner has been President and Chief Executive Officer of Mack Trucks, Inc. since July 1, 2001. Mr. Vikner is currently responsible for overseeing all activities relating to Mack, a business area of the Volvo Group of Sweden. Prior to this position, Mr. Vikner has served as Executive Vice President and Senior Vice President of Mack Trucks, Inc. Prior to joining Mack Trucks, Inc., Mr. Vikner held various positions within Iveco Trucks of North America, Inc. and Isuzu Truck in North America. Mr. Vikner holds a BA degree from Muhlenberg College in Allentown, Philadelphia.

Mack Trucks, Inc. is a member of the Volvo Group, which is an affiliate of Volvo Petro Holdings, LLC, which is a party to certain transactions or arrangements with the Company. These transactions and arrangements are described in Item 13, “Certain Relations and Related Party Transactions.”

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information as of February 1, 2006, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	73	Chairman, Chief Executive Officer, and Member of the Executive Committee
James A. Cardwell, Jr.	45	President, Chief Operating Officer, and Director
Edward Escudero	35	Chief Financial Officer and Secretary
David Latimer	47	Vice President of Petro:Lube
Keith Kirkpatrick	45	Executive Director of Fuel/Store Operations
Eddie H. Brailsford	51	Director and Member of the Audit Committee
Timothy J. Devens	46	Director and Member of the Audit Committee
Michel Gigou	59	Director and Member of the Executive Committee (a)
James M.E. Mixter, Jr.	55	Director and Member of the Executive Committee
Paul L. Vikner	56	Director and Member of the Executive Committee (b)
Larry J. Zine	51	Director and Member of the Audit Committee

(a)	Resigned from the Board of Directors effective April 1, 2006.
(b)	Appointed to the Board of Directors effective April 1, 2006.

J.A. Cardwell, Sr. opened the first Petro Stopping Center in 1975 and has been serving as Chief Executive Officer of the Company since May 1992 and as our Chairman since March 1993. Mr. Cardwell, Sr. has responsibility for our overall performance, defining our image in the marketplace, identifying growth opportunities, and overseeing employee and customer retention. Mr. Cardwell, Sr. served as the Chairman of the National Association of Truck Stop Operators in 1983 and 1984 and has worked on various committees of the association since that time. Mr. Cardwell, Sr. currently serves as a director of Archstone-Smith. J.A. Cardwell, Sr. is the father of James A. Cardwell, Jr.

James A. Cardwell, Jr. was named President of the Company as of January 1, 2005 has been serving as our Chief Operating Officer since January 2001 and is a director of the Company. Mr. Cardwell, Jr. is responsible for our operations, overseeing the diesel fuel islands, Iron Skillet restaurants, travel and convenience stores, and Petro:Lubes. Mr. Cardwell, Jr. also oversees the franchise, marketing, and fleet sales departments. Mr. Cardwell, Jr. has been involved full time with the Company for over 20 years in various positions. Mr. Cardwell, Jr. served as Chairman of the National Association of Truck Stop Operators in 1999 and 2000. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

Edward Escudero was named our Chief Financial Officer as of January 1, 2003 and is responsible for all the financial, accounting, treasury, credit, human resource, legal, and information technology operations, in addition to serving as Secretary since December of 2003. Mr. Escudero has served in various financial positions for the Company since March 1999 including most recently Vice President of Finance. Before his position with the Company, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. Mr. Escudero received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

David Latimer joined the Company in 1983 and has been serving as Vice President of Petro:Lube since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

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

Eddie H. Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Trucks North America, Inc. as the Chief Financial Controller. Mr. Brailsford has been with Volvo for over 20 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

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

Michel Gigou has been director of the Company since October 2004 and tendered his resignation from the Board effective April 1, 2006. Mr. Gigou has been Senior Vice President of AB Volvo since January 1, 2004. Prior to that, Mr. Gigou was President and CEO of Volvo Trucks North America and Chairman of Mack Trucks. Mr. Gigou is Chairman of Arrow Trucks and serves on the Boards of Volvo Financial Services, Volvo Construction Equipment, and Volvo Powertrain. Prior to joining the Volvo Group, Mr. Gigou held various positions within Renault SA Car division and Trucks division, becoming the President and CEO of Mack Trucks in 1995. Mr. Gigou holds a Bachelor of Engineering from Ecole National des Arts and Metiers, France.

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

Paul L. Vikner was appointed to the Board of Directors effective April 1, 2006. Mr. Vikner has been President and Chief Executive Officer of Mack Trucks, Inc. since July 1, 2001. Mr. Vikner is currently responsible for overseeing all activities relating to Mack, a business area of the Volvo Group of Sweden. Prior to this position, Mr. Vikner has served as Executive Vice President and Senior Vice President of Mack Trucks, Inc. Prior to joining Mack Trucks, Inc., Mr. Vikner held various positions with Iveco Trucks of North America, Inc. and Isuzu Truck in North America. Mr. Vikner holds a BA degree from Muhlenberg College in Allentown, Philadelphia.

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

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with the Exchange Act. The Audit Committee is comprised of the following directors: Eddie H. Brailsford, Timothy J. Devens, and Larry J. Zine. Our Board has determined that both Mr. Brailsford and Mr. Zine are the audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Brailsford is not independent from management under applicable Securities and Exchange Commission requirements due to his employment by one of our affiliates, Volvo Trucks North America, Inc., per the definition of independence in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Additionally, Mr. Zine does not qualify as independent from management due to his continued employment with the Company on a very limited basis. Mr. Zine receives an annual salary of $30,000.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers. A copy of the code of ethics was included as Exhibit 14.01 to our Form 10-K, filed on March 26, 2004.

Item 11. Executive Compensation

Executive Compensation

The following tables present information concerning the compensation paid for services rendered to the Company for the years ended December 31, 2005, 2004, and 2003, to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 2005 (collectively, the “Named Executive Officers”).

Summary Compensation Table

						Long-Term
						Compensation
						Awards
Name and		Annual Compensation		Other Annual Compensation		Options (% Interest)	All Other Compensation
Principal Position	Year	Salary	Bonus
J.A. Cardwell, Sr.	2005	$420,000	$336,000	$49,490	(1)	$—	$268,839	(2)
Chief Executive Officer	2004	420,000	410,000	52,195	(1)	—	268,580	(2)
	2003	420,000	150,000	53,961	(1)	—	259,360	(2)

James A. Cardwell, Jr.	2005	250,000	$200,000	—		—	2,744	(3)
President and	2004	219,231	240,000	—		—	4,192	(3)
Chief Operating Officer	2003	197,115	100,000	—		—	4,742	(3)

Edward Escudero	2005	250,000	$200,000	—		—	6,339	(4)
Chief Financial Officer	2004	181,867	240,000	—		—	4,906	(4)
	2003	145,083	150,000	—		—	3,552	(4)

David Latimer	2005	161,433	$142,000	—		—	4,151	(5)
Vice President-	2004	160,233	120,000	—		—	4,904	(5)
Petro:Lube	2003	148,366	85,000	—		—	3,437	(5)

Keith Kirkpatrick	2005	154,364	$142,000	—		—	1,459	(6)
Executive Director of	2004	150,715	140,000	—		—	1,464	(6)
Fuel/Store Operations	2003	142,288	10,000	—		—	1,325	(6)

(1)	Included in these amounts are tax preparation advice in the amount of $20,000, $27,192, and $30,714 for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $6,198 and $4,747, respectively for 2005, $5,862 and $4,361, respectively for 2004, and $5,700 and $4,200, respectively for 2003. Additionally, life insurance premiums for the benefit of J.A. Cardwell, Sr. were paid in the amount of $243,540 for each of the years ended December 31, 2005, 2004, and 2003. Also included in All Other Compensation is the actuarial value of this life insurance in the amount of $14,354, $14,817, and $5,920 for the years ended December 31, 2005, 2004, and 2003, respectively.
(3)	Represents employer contributions to a 401(k) Plan of $2,744 for 2005 and a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,192 and $1,000, respectively for 2004 and $2,771 and $1,971, respectively for 2003.
(4)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,554 and $2,785, respectively for 2005, $3,318 and $1,588, respectively for 2004, and $2,101 and $1,451, respectively for 2003.
(5)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $3,431 and $720, respectively for 2005, $3,679 and $1,225, respectively for 2004, and $3,350 and $87, respectively for 2003.
(6)	Represents employer contributions to a 401(k) Plan and a Nonqualified Deferred Compensation Plan of $1,350 and $109, respectively for 2005, $675 and $789, respectively for 2004, and $675 and $650, respectively for 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Name	Amount Acquired on Exercise(%)(1)	Value Realized($)(1)	Company Interest Underlying at Fiscal Year-End(%)(2) Exercisable/Unexercisable	Value of Unexercised In-The-Money-Options/SARs at Fiscal Year-End($)(3) Exercisable/Unexercisable
J.A. Cardwell, Sr.	—	—	—	—
James A. Cardwell, Jr.	—	—	1.28/0	741,975/0
Edward Escudero	—	—	.14/0	62,442/0
David Latimer	—	—	.36/0	206,104/0
Keith Kirkpatrick	—	—	.36/0	206,104/0

(1)	No options were exercised in 2005.
(2)	Options granted to the Named Executive Officers in the Company, expressed as a percent of the Holding Partnership’s equity.
(3)	No market exists for the partnership interests option. Fair value for purposes of this table has been determined based on a method similar with that described in Note 11 of the notes to our consolidated financial statements for the year ended December 31, 2005.

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in our continued success, which is more fully described in Note 11 of the notes to our consolidated financial statements included herein. We apply Accounting Principles Board Opinion No. 25 in accounting for our Option Plan. Accordingly, compensation costs for partnership interest options are measured as the excess, if any, of the market price of the partnership interests at the date of grant over the amount an employee must pay to exercise the option. No such compensation cost was recognized during the years ended December 31, 2003, 2004, and 2005. We provide the disclosures required by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

Mr. Zine was granted options separately from the Option Plan to acquire a 3.91% ownership interest in the Holding Partnership at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in the Holding Partnership as a result of the 1999 recapitalization transaction.

All options are for equity interests in the Holding Partnership. No options were granted in 2005.

Compensation of Members of the Board of Directors

Members of the Board of Directors of the Company who are not full-time employees of the Company receive a payment of $3,500 per meeting from the Company for their services. Members who are our full-time employees or employees of our partners do not receive a salary or any other payment for their services on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company does not maintain a formal Compensation Committee. All non-executive levels of compensation are established pursuant to established policies and procedures. The Company administers any bonus program adopted by the Board of Directors.

Executive level compensation is established by the Board of Directors, as a whole, with the approval of the Executive Committee of the Board of Directors. During the year ended December 31,

2005, the members of the Executive Committee were J.A. Cardwell, Sr., Michel Gigou, and James M.E. Mixter, Jr. J.A. Cardwell, Sr. and James A. Cardwell, Jr. are executive officers of the Company and are members of the Board of Directors. Mr. Zine is currently a member of the Board of Directors and served as Executive Vice President and Chief Financial Officer of the Company from December 1996 to January 1999 and as President of the Company from January 1999 through July 1999. Mr. Zine continues to be employed with the Company on a very limited basis. Certain of the members of the Company’s Board of Directors or their affiliates are party to transactions or arrangements with the Company, which transactions and arrangements are described in Item 13, “Certain Relationships and Related Party Transactions.” During the last fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors.

Report of the Board of Directors as to Compensation

The Board of Directors, as a whole, reviews the performance and compensation of the Company’s officers, with the approval of the Executive Committee of the Board of Directors. The Company’s executive compensation program consists of two components: base salary and bonus incentives. The Board of Directors establishes base salary compensation designed to offer the Company’s executives competitive compensation based upon the overall Company performance, their individual contribution to the financial success of the Company, and their personal performance. Bonus incentives are to reward the executives for meeting certain performance criteria and achieving certain financial and operational goals. Bonus incentives are contingent upon the Company attaining certain levels of operating profitability.

The Board of Directors compensates its Chief Executive Officer and President and Chief Operating Officer pursuant to employment agreements described below. Such employment agreements provide for base compensation as well as the possibility of bonus compensation based upon formulas specifically tied to performance criteria for the Company. Based on the calculation per the employment agreement, the Chief Executive Officer’s annual bonus for 2005 was 80% of his annual base salary based on our financial performance measured by EBITDA targets.

The Board of Directors

J.A. Cardwell, Sr.

James A. Cardwell, Jr.

Eddie H. Brailsford

Timothy J. Devens

Michel Gigou

James M.E. Mixter, Jr.

Larry J. Zine

Employment Agreements

The Company has entered into two employment agreements with Company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr. J.A. Cardwell, Sr.’s employment agreement commenced on February 10, 1999 and its initial term expired on February 10, 2002. J.A. Cardwell, Sr.’s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice of termination. No notice of termination was given prior to the employment agreement’s expiration date. Under his employment agreement, J.A. Cardwell, Sr.’s annual base salary is $420,000 and may be increased by the Company’s Board of Directors (or compensation committee, if one is established). J.A. Cardwell, Sr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr., and the Company’s Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, cost the Company approximately $49,000 for the year ended December 31, 2005.

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

James A. Cardwell, Jr.’s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Company’s Board of Directors approved an amendment to James A. Cardwell, Jr.’s employment agreement that effectively renews such agreement annually, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment increased his annual base salary to $190,000, which may continue to be increased by the Company’s Board of Directors (or compensation committee, if one is established). James A. Cardwell, Jr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between James A. Cardwell, Jr. and the Company’s Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, cost the Company approximately $9,000 for the year ended December 31, 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Holding Partnership directly and indirectly is the owner of approximately 99.5% of the partnership interests of the Company, with the remaining 0.5% owned by Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) and James A. Cardwell, Jr. The Company has only one class of partnership interests, designated common partnership interests. The following table sets forth certain information regarding beneficial ownership of the Company’s partnership interests by the general partner, each limited partner who owns more than 5.0% of the Company’s partnership interests, each director who beneficially owns partnership interests, each Named Executive Officer who beneficially owns partnership interests, and all directors and executive officers of the Company as a group. Except as discussed in the footnotes to the table, each partner listed below has informed the Company that it has (1) sole voting and investment power with respect to its partnership interests, except to the extent that authority is shared by spouses under applicable law and (2) record and beneficial ownership with respect to such partner’s partnership interests.

Names and Address	Type of Interest	Percentage of Class
J.A. Cardwell, Sr. 6080 Surety Drive El Paso, Texas 79905	General Partner	0.2537	%(1)

Petro Stopping Centers Holdings, L.P. 6080 Surety Drive El Paso, Texas 79905	Limited Partner	99.4926	%(2)

James A. Cardwell, Jr. 6080 Surety Drive El Paso, Texas 79905	Limited Partner	0.2537%

All directors and officers as a group		0.5074%

(1)	Represents partnership interests owned of record by Petro, Inc. Petro, Inc. is a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, L.P., a Texas limited partnership of which Texas MEC, Inc., a Texas corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of the partnership interests owned by Petro, Inc.
(2)	Petro Stopping Centers Holdings, L.P., a Delaware limited partnership, was formed on July 23, 1999 as a holding partnership and conducts substantially all of its operations through the Company, which holds the operating assets of the Holding Partnership. The common limited partnership interests of the Holding Partnership are owned by J.A. Cardwell, Sr., James A. Cardwell, Jr., JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), and Petro, Inc. (collectively, the “Cardwell Group”) (approximately 51.7%), Volvo Petro Holdings LLC (approximately 28.7%), Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of ExxonMobil (approximately 9.7%), and Petro Warrant Holdings Corporation (approximately 10.0%). In addition to the common limited partnership interests, convertible preferred limited partnership interests are owned by Mobil Long Haul ($5.0 million) and preferred limited partnership interests are owned by Mobil Long Haul ($12.0 million) and the Cardwell Group ($7.6 million), which are entitled to cumulative preferred returns at the rate of 12.0% per annum, 9.5% per annum, and 8.0% per annum, respectively. Note, percentages do not equal 100% due to rounding.

As of December 31, 2005, information regarding the Holding Partnership’s option plan is as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	7.81	$2,937	6.40
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	7.81	$2,937	6.40

Item 13. Certain Relationships and Related Party Transactions

Many of the relationships described below between us and entities affiliated with the Cardwell Group were entered into prior to 1992, when the Cardwell Group or their affiliates owned 100% of us. Prior to 1997, other than Board of Directors approval, there was no formal procedure to ensure that related-party contracts contained arms’-length terms and competitive pricing. In 1997, we implemented a process designed to ensure all new related-party transactions or the renewal of existing related-party activities would be subject to a competitive bid or competitive analysis process. We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms’-length transaction.

Each of the related parties and/or affiliates of us included in the transactions described in this section (other than ExxonMobil, Mobil Diesel, Volvo Trucks North America, Inc. (“Volvo Trucks”), Volvo Petro Holdings, LLC, and Petro Travel Plaza, LLC) is owned or controlled to some degree by a member or members of the Cardwell Group. Related-party transactions, other than those specifically discussed below, generally arise in the ordinary course of business.

ExxonMobil Agreements

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, we have the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements, as amended (which we refer to as the fuel supply agreement), the ExxonMobil Suppliers will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets, and under the other of these agreements (which we refer to as the lubricant supply agreement), we purchase lubricants, based on minimum purchase commitments, at the prices set forth in that agreement.

As of December 31, 2005, the diesel fuel sold at 8 of our 42 company-operated Petro Stopping Centers and some of our franchise operated Petro Stopping Centers is branded Mobil Diesel, and all of our company-operated Petro:Lubes feature Mobil Delvac lubricants. The ExxonMobil Supply Agreements require that we purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers we operate, and other circumstances therein described. For 2005, our annual volume commitment was 239.8 million gallons of Mobil diesel under the fuel supply agreement and 2.1 million gallons of Mobil lubricants under the lubricant supply agreement. This constituted approximately 37.9% of our diesel fuel requirements and approximately 93.9% of our lubricant requirements. In addition, we are required to exclusively advertise both the Mobil Delvac lubricants and the Mobil fuel at our branded ExxonMobil locations.

If we do not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would be $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening or closing of sites). In connection with the 2004 Refinancing Transactions, we amended the ExxonMobil Supply Agreements. The amendment contemplates that we may purchase fuel from other suppliers, and provides that the penalty will be multiplied by a fraction, the numerator of which is our average trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, we will have an incentive to reduce our accounts payable to the ExxonMobil Suppliers during each year. In 2003, 2004, and 2005, we incurred penalties of approximately $397,000, $422,000, and $234,000, respectively. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of our diesel fuel demand at Mobil branded locations, Mobil Diesel purchases such additional diesel fuel from third-party suppliers and then sells it to us. In such cases we can designate a third-party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and we entered into an outsourcing agreement to document the responsibilities associated with the day to day operations of Mobil Diesel, including the ability of our personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

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

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2005, we purchased 59.0% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 70.6% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements for the years ended December 31, 2003, 2004, and 2005 totaled $766.0 million, $738.6 million, and $900.8 million, respectively.

Under our agreements with the ExxonMobil Suppliers, we previously were required to sell ExxonMobil branded diesel fuel at all but two of our company-operated locations. As a result of amendments to these agreements, we now only sell ExxonMobil branded fuel at 8 of our 42 company-operated locations.

Product Services Agreement and Fuel Sales Agreement

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), we currently purchase Chevron branded gasoline and motor oils at cost for three of our Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides us with fuel hauling within various specified markets designated by us under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R product services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees C&R charged us aggregated $9.3 million, $11.2 million, and $8.4 million for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, we sold diesel fuel to C&R through June 2003, at our cost, which aggregated to $1.4 million for the year ended December 31, 2003.

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

Alcohol Sales and Servicing Agreement

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of our Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by us is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $61,000, $59,000, and $58,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Our revenues in connection with the Petro Truckstops agreement were $44,000, $45,000, and $49,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $8,000, $7,000, and $9,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Motor Media Arrangements

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. We received $15,000, $28,000, and $30,000 for the years ended December 31, 2003, 2004, and 2005, respectively, representing our share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide.

Amusement and Video Poker Games Agreements

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes and services video and other games for our company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term ending March 31, 2006. The Amended Amusement Agreement shall automatically renew for successive one-year terms unless either party provides a written notice of termination at least ninety days prior to the termination of the extended initial term or any renewal term. As of December 31, 2005, the Amended Amusement Agreement covered 31 of our company-operated Petro Stopping Centers, of which we and EPAC are entitled to 50% each of the revenues generated by the games for 24 sites and with the remaining 7 sites, we and EPAC are entitled to 60% and 40%, respectively, of the revenues generated by the games. We received $2.1 million for each of the years ended December 2003 and 2004, and $1.9 million for the year ended December 31, 2005, representing our share of the revenues under the Amusement Agreement and the Amended Amusement Agreement.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, Inc., which is owned 100% by James A. Cardwell, Jr., who, under terms of a contract, pays 95.0% of the revenue collected to us and retains 5.0% for operating expenses in accordance with a lease agreement. In order to satisfy state law requirements, in February 2000, we leased the Shreveport fuel island operation to Petro Truckstops, Inc., which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between us and Petro Truckstops, Inc., we receive rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2003, 2004, and 2005. We also receive a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2003, 2004, and 2005. Additionally, we sell diesel fuel to the Shreveport location that aggregated to $13.8 million, $20.8 million, and $35.4 million for the years ended December 31, 2003, 2004, and 2005, respectively.

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

Effingham, Illinois Petro Stopping Center

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease expiring in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We have exercised our first option to renew the lease for an additional five year term expiring in May 2011. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2003, 2004, and 2005.

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

Agreement with Tejon Development Corporation

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among us, Tejon, and Tejon Ranch Company, as guarantor, we made a capital contribution of $2.0 million for working capital and inventory, which was our initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. We received management fees of $382,000, $374,000, and $386,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, we are responsible for the administrative, accounting, and tax functions of the Petro Travel Plaza and received $30,000 for each of the years ended December 31, 2003, 2004, and 2005 for these services. As a 40.0% member of the Petro Travel Plaza, we receive 40.0% of the location’s operating earnings, which is accounted for using the equity method. Our 40.0% share amounted to income of $476,000, $664,000, and $647,000 for the years ended December 31, 2003, 2004, and 2005, respectively. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. We believe none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2003, 2004, and 2005, we purchased receivables from HSV in the amounts of $9.1 million, $9.3 million, and $10.9 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $25,000, $21,000 and $18,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Additionally, we received franchise fees from HSV of approximately $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2003, 2004, and 2005, respectively.

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

Indemnity Agreements

Concurrent with our 2004 Refinancing Transactions, J.A. Cardwell, Sr., James A. Cardwell, Jr., Petro, Inc., and JAJCO II Inc. each entered into an indemnity agreement under which he or it agreed to indemnify us and the Holding Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions and other remaining obligations from time to time. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury Regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. The indemnity agreements do not relieve us and the Holding Partnership, and the general and limited partners thereof, from making regular interest and principal payments on and otherwise satisfying all obligations of the debt obligations arising out of the 2004 Refinancing Transactions until (i) an event of default or default has occurred in connection with one or more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Tax Reimbursements

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2003, 2004, and 2005 were $23,000, $12,000, and $202,000, respectively. Our indebtedness permits us to distribute funds to the Holding Partnership in order to permit the Holding Partnership to meet these obligations.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by KPMG LLP for the years ended December 31, 2004 and 2005 were approximately $164,000 and $244,000, respectively. These fees were for professional services rendered in connection with the audit of our annual consolidated financial statements and with the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements. Additionally, 2005 includes professional services rendered in connection with our 2004 10-K/A audit and restatement procedures.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Tax Fees. The aggregate tax fees billed by KPMG LLP for the years ended December 31, 2004 and 2005 were approximately $137,000 and $127,000, respectively. These fees were for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. The aggregate other fees billed by KPMG LLP for the years ended December 31, 2004 and 2005 were approximately $263,000 and $220,000, respectively. During 2004, these fees were for professional services rendered in connection with our IRS audit, 401(k) audit, an analysis of our life insurance policies, and the sale of $225.0 million aggregate principal amount of 9% Notes. During 2005, these fees were for professional services rendered in connection with our IRS audit, 401(k) audit, an analysis of our deferred compensation plan, and the sale of $25.0 million aggregate principal amount of 9% Notes.

Pre-approval Policies and Procedures. Under the Sarbanes-Oxley Act of 2002 (the “Act”), the Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent accountants. As part of this responsibility, the Audit Committee is required to pre-approve the audit and permissible non-audit services performed by the independent accountants in order to assure that such services do not impair the accountants’ independence from the Company. To implement these provisions of the Act, the Securities and Exchange Commission has issued rules specifying the types of services that the independent accountants may not provide to their audit client, as well as the audit committee’s administration of the engagement of the independent accountants. Accordingly, the Audit Committee has adopted pre-approval policies and procedures that set forth the procedures under which services proposed to be performed by the independent accountants must be pre-approved.

Pursuant to the pre-approval polices and procedures, any proposed services require specific approval by the Audit Committee. With respect to each proposed service, back-up documentation will be provided to the Audit Committee regarding the specific services to be approved. All services rendered by KPMG LLP were pre-approved by the Audit Committee for the years ended December 31, 2004 and 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

1.	Financial statements

	The following consolidated financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

		Page
	Consolidated Balance Sheets	28
	Consolidated Statements of Operations	29
	Consolidated Statements of Changes in Partners’ Capital (Deficit) and Comprehensive Loss	30
	Consolidated Statements of Cash Flows	31
	Notes to Consolidated Financial Statements	32-55
	Report of Independent Registered Public Accounting Firm	56

2.	Financial statement schedules and supplementary information required to be submitted.

	Schedule II-Valuation and Qualifying Accounts	57

	All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 75 through 79 of this Form 10-K.

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

Date: March 30, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr.	Chairman and Chief Executive Officer	March 30, 2006
(J.A. Cardwell, Sr.)	(Principal Executive Officer)

/s/ James A. Cardwell, Jr.	President, Chief Operating Officer, and	March 30, 2006
(James A. Cardwell, Jr.)	Director

/s/ Edward Escudero	Chief Financial Officer and Secretary	March 30, 2006
(Edward Escudero)	(Principal Financial and Chief
Accounting Officer)

/s/ Eddie H. Brailsford	Director	March 30, 2006
(Eddie H. Brailsford)

/s/ Timothy J. Devens	Director	March 30, 2006
(Timothy J. Devens)

	Director	March , 2006
(Michel Gigou)

/s/ James M.E. Mixter, Jr.	Director	March 30, 2006
(James M.E. Mixter, Jr.)

/s/ Larry J. Zine	Director	March 30, 2006
(Larry J. Zine)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P., incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

3.2	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C. and James A. Cardwell, Jr., as Limited Partners, incorporated by reference to Exhibit 10.62 to our Current Report on Form 8-K, filed on August 6, 1999 (File No. 001-13018).

3.3	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

4.1	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

4.2	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.1	Lease relating to the Effingham, Illinois, Stopping Center, dated May 23, 1990, between Truck Stop Property Owners, Inc. and Petro, Inc., incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1, filed on March 7, 1994 (File No. 33-76154).

10.2	Surety Drive Lease Agreement, dated April 30, 1992, between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, filed on March 7, 1994 (File No. 33-76154).

10.3	Profit Participation Agreement, dated March 1, 1993, between Pelican Gaming, Inc. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1, filed on March 7, 1994 (File No. 33-76154).

10.4	Amended and Restated Sublease and Services Agreement dated to be effective as of February 26, 1993, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.30.2 to our Registration Statement on Form S-1/A, filed on April 15, 1994 (File No. 33-76154).

10.5	Amended Split Dollar Life Insurance Agreement, dated as of May 1, 1995, by and between Petro Stopping Centers, L.P., James A. Cardwell, Jr., Trustee of the James A. and Evonne Cardwell Trust Number Two and James A. Cardwell, Jr., Trustee of the James A. Cardwell Trust No. Three, incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018). †

10.6	Product Services Agreement, dated January 30, 1997, by and between C&R Distributing, Inc., a Texas corporation, and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

10.7	Petro/El Paso Amusement Services Agreement, dated January 30, 1997, by and between El Paso Vending and Amusement Company and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

10.8	Display Space Agreement, dated January 30, 1997, by and between Motor Media, Inc. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

10.9	Form of the Company’s Franchise Agreement, incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-13018).

10.10	Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 5, 1997, among Petro Stopping Centers, L.P., Tejon Development Corporation and Tejon Ranch Company, as Guarantor, incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-13018).

10.11	Property Lease Agreement, dated November 12, 1998, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-13018).

10.12	Employment Agreement, dated February 10, 1999, by and between J.A. Cardwell, Sr. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-13018). †

10.13	Employment Agreement, dated February 10, 1999, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-13018). †

10.14	PMPA Motor Fuels Franchise Agreement, dated July 23, 1999, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.65 to our Current Report on Form 8-K, filed August 6, 1999 (File No. 001-13018).

10.15	Master Supply Contract for Resale of Oils and Greases, dated July 23, 1999, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.66 to our Current Report on Form 8-K, filed August 6, 1999 (File No. 001-13018).

10.16	Fuel Carrier Agreement, dated March 1, 2000, between Petro Stopping Centers, L.P. and C&R Distributing, Inc., incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-13018).

10.17	Petro Parts and Service Agreements, dated May 3, 2000, between Petro Stopping Centers, L.P. and Volvo Trucks North America, Inc., incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-13018).

10.18	Lease Agreement, dated October 25, 2000, between San Luis Partnership and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-13018).

10.19	Services Outsourcing Agreement, effective as of June 1, 2001, between Mobil Diesel Supply Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13018).

10.20	Lease Agreement, dated January 8, 2002, between TSP Holdings, LLC and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-13018).

10.21	Amendment No. 1 to Employee Agreement, dated February 1, 2002, by and between James A. Cardwell, Jr. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 001-13018). †

10.22	Lease Agreement, dated August 12, 2002, between Quadland Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13018).

10.23	Equipment Lease, dated August 12, 2002, between Tewel Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13018).

10.24	Second Amendment to the Limited Liability Company Operating Agreement of Petro Travel Plaza, LLC, dated as of December 19, 2002 by and between Petro Stopping Centers, L.P. and Tejon Development Corporation, incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13018).

10.25	Renewal and Extension of Petro/El Paso Amusement Services Agreement, dated April 1, 2003, by and between Petro Stopping Centers, L.P. and El Paso Vending and Amusement Company, incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-13018).

10.26	Amendment No. 1 to Lease Agreement, dated July 10, 2003, by and between J.A. Cardwell, Trustee and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13018).

10.27	Letter Agreement, dated February 2, 2004, by and between ExxonMobil Oil Corporation and Mobil Diesel Supply Corporation, and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

10.28	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Sr. for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

10.29	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by J.A. Cardwell, Jr. for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

10.30	Fourth Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by JAJCO II, Inc. for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

10.31	Second Amended and Restated Indemnity and Hold Harmless Agreement, dated February 9, 2004, by Petro, Inc. for the benefit of Petro Stopping Centers Holdings, L.P., Petro Stopping Centers, L.P., Petro, Inc., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

10.32	Credit Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent and a Lender and the other lenders party thereto, incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.33	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K, filed on January 27, 2005 (File No. 001-13018).

10.34	Purchase Agreement, entered into as of March 4, 2005, by and among Petro Stopping Centers, L.P. and Bordentown Junction Truck Stop Joint Venture, incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-13018).

10.35	Amendment No. 1 to Lease Agreement, dated as of July 1, 2005, by and between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.37 to our Current Report on Form 8-K, filed on December 2, 2005 (File No. 001-13018).

10.36	Amendment No. 1 to Master Supply Contract for Resale of Oils and Greases, dated as of July 1, 2005, between ExxonMobil Oil Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K, filed on December 2, 2005 (File No. 001-13018).

10.37	Second Amendment to Credit Agreement, entered into as of July 26, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.06 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-13018).

10.38	Renewal and First Amendment to the Lease Agreement between San Luis Partnership and Petro Stopping Centers, L.P., dated as of July 25, 2005, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on August 19, 2005 (File No. 001-13018).

10.39	Lease Agreement, effective as of October 19, 2005, by and between Fairways Commercial Investments, L.L.C. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on November 7, 2005 (File No. 001-13018).

10.40	Sublease Agreement, effective as of November 1, 2005, by and between Thruway Travel Centers, LLC and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed on November 7, 2005 (File No. 001-13018).

10.41	Third Amendment and Consent Relating to Credit Agreement, entered into as of February 3, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.08 to our Current Report on Form 8-K, filed on February 15, 2006 (File No. 001-13018).

10.42*	Form of Petro Stopping Centers, L.P.’s Voluntary Executive Savings Plan Agreement and Assignment of Matching Contributions Form. †

14.1	Petro Stopping Centers, L.P.’s Professional Ethics Policy, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13018).

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Management contracts or compensatory plans or arrangements.