Form 10-Q
period 2006-03-31
PETRO STOPPING CENTERS L P
filed 2006-05-10
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-13018

PETRO STOPPING CENTERS, L.P.

(Exact name of the registrant as specified in its charter)

Delaware	74-2628339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Dr. El Paso, Texas	79905
(Address of principal executive offices)	(Zip Code)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,048	$32,202
Trade accounts receivable, net	7,318	8,752
Inventories, net	32,223	37,410
Other current assets	3,827	2,916
Due from affiliates	3,981	4,119

Total current assets	74,397	85,399

Property and equipment, net	235,220	235,534
Deferred debt issuance costs, net	10,536	10,176
Other assets	15,539	14,559

Total assets	$335,692	$345,668

Liabilities and Partners’ Deficit

Current liabilities:
Other short-term borrowings	$572	$385
Trade accounts payable	27,212	40,770
Accrued expenses and other current liabilities	37,251	26,368
Due to affiliates	7,051	14,707

Total current liabilities	72,086	82,230

Other liabilities	797	1,118
Long-term debt	271,250	271,250

Total long-term liabilities	272,047	272,368

Total liabilities	344,133	354,598

Commitments and contingencies

Partners’ deficit
General partner’s	(167)	(168)
Limited partners’	(8,274)	(8,762)

Total partners’ deficit	(8,441)	(8,930)

Total liabilities and partners’ deficit	$335,692	$345,668

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2005	2006
Net revenues:
Fuel (including motor fuel taxes)	$297,204	$441,595
Non-fuel	64,031	75,441

Total net revenues	361,235	517,036

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	287,101	430,252
Non-fuel	24,834	30,418
Operating expenses	34,324	41,762
General and administrative	4,436	4,484
Depreciation and amortization	3,888	4,424
Loss on disposition of fixed assets	13	10

Total costs and expenses	354,596	511,350

Operating income	6,639	5,686

Equity in income (loss) of affiliate	(163)	136
Interest income	88	106
Interest expense	(5,783)	(6,412)

Net income (loss)	$781	$(484)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

For the Three Months Ended March 31, 2006

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Total Partners’ Deficit

Balances, December 31, 2005	$(167)	$(8,274)	$(8,441)

Net loss	(1)	(483)	(484)
Partners’ operating distributions	—	(2)	(2)
Partners’ tax distribution	—	(3)	(3)

Balances, March 31, 2006	$(168)	$(8,762)	$(8,930)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$781	$(484)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,888	4,424
Deferred debt issuance cost amortization	415	424
Provision for bad debt	77	42
Equity in loss (income) of affiliate	163	(136)
Loss on disposition of fixed assets	13	10
Other operating activities	11	19
Increase (decrease) from changes in:
Trade accounts receivable	(2,629)	(1,476)
Inventories	(4,379)	(5,187)
Other current assets	(73)	911
Due from affiliates	(490)	(138)
Due to affiliates	(1,020)	7,656
Trade accounts payable	4,297	8,774
Accrued expenses and other current liabilities	(5,682)	(10,897)

Net cash provided by (used in) operating activities	(4,628)	3,942

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	1	—
Purchases of property and equipment	(19,872)	(4,419)
Increase (decrease) in other assets, net	(171)	1,103

Net cash used in investing activities	(20,042)	(3,316)

Cash flows from financing activities:
Repayments of bank revolver	(9,200)	(7,200)
Proceeds from bank revolver	19,200	7,200
Repayments of other short-term borrowings	—	(187)
Change in book cash overdraft	—	4,792
Partners’ operating distributions	(3,546)	(2)
Partners’ tax refund (minimum tax distributions)	5	(3)
Payment of debt issuance costs	(193)	(72)

Net cash provided by financing activities	6,266	4,528

Net increase (decrease) in cash and cash equivalents	(18,404)	5,154
Cash and cash equivalents, beginning of period	33,843	27,048

Cash and cash equivalents, end of period	$15,439	$32,202

Supplemental cash flow information – Interest paid during the period	$10,568	$11,833

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of Petro Stopping Centers, L.P. and its wholly owned subsidiaries, Petro Financial Corporation and Petro Distributing, Inc. (collectively, the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2005 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2005 and March 31, 2006, the consolidated condensed results of operations and cash flows for the three months ended March 31, 2005 and 2006, and the changes in partners’ deficit for the three months ended March 31, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $66.4 million and $80.6 million for the three months ended March 31, 2005 and 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Partners’ Deficit

Under the Indenture for the 9.0% senior secured notes due 2012 and the agreement governing the Company’s senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2006, the Company paid approximately $5,000 with respect to these distributions. The Company believes it will distribute an additional $2.7 million to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

(3) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of March 31, 2005 and 2006, the Company operated 40 and 42 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the Company’s company-operated truck stops were $359.9 million and $515.3 million for the three months ended March 31, 2005 and 2006, respectively.

As of March 31, 2005 and 2006, the Company was a franchisor to 22 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

franchisee’s sales. The revenues generated from the Company’s franchise operations were $1.3 million and $1.7 million for the three months ended March 31, 2005 and 2006, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$359,896	$515,305
Franchise operations	1,339	1,731

Total net revenues	$361,235	$517,036

Operating income:
Company-operated truck stops	$5,300	$3,955
Franchise operations	1,339	1,731

Total operating income	$6,639	$5,686

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$293,953	$345,668
Franchise operations	—	—

Total assets	$293,953	$345,668

(4) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has adopted this revised standard and concluded that it had no impact on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

As of March 31, 2005 and 2006, we operated 40 and 42 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $359.9 million and $515.3 million for the three months ended March 31, 2005 and 2006, respectively.

As of March 31, 2005 and 2006, we were a franchisor to 22 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from our franchise operations were $1.3 million and $1.7 million for the three months ended March 31, 2005 and 2006, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which taxable income and tax deductions are passed through to the individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$359,896	$515,305
Franchise operations	1,339	1,731

Total net revenues	$361,235	$517,036

Operating income:
Company-operated truck stops	$5,300	$3,955
Franchise operations	1,339	1,731

Total operating income	$6,639	$5,686

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$293,953	$345,668
Franchise operations	—	—

Total assets	$293,953	$345,668

Overview of Operating Results

During the three months ended March 31, 2006, our net revenues were $517.0 million, a 43.1% increase over the prior year period. The increase was mostly due to higher fuel revenues as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, in addition to our five new sites, which were opened during 2005. We incurred a net loss of $484,000 in the current quarter compared to net income of $781,000 for the three months ended March 31, 2005, primarily due to lower operating income and higher interest expense, caused by an increase in our total outstanding debt.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended March 31,
	2005		2006
	(dollars in thousands)
Fuel	$297,204	82.3%	$441,595	85.4%
Non-Fuel (excluding restaurant)	46,598	12.9%	55,437	10.7%
Restaurant	17,433	4.8%	20,004	3.9%

Total Net Revenues	$361,235	100.0%	$517,036	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $66.4 million and $80.6 million for the three months ended March 31, 2005 and 2006, respectively.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overview. We had net loss of $484,000 for the quarter ended March 31, 2006 compared to net income of $781,000 for the quarter ended March 31, 2005. Our net revenues increased 43.1% to $517.0 million for the quarter ended March 31, 2006 from $361.2 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of five new sites. On a comparable unit basis, net revenues increased by 32.5% to $472.2 million for the quarter ended March 31, 2006 from $356.4 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the quarter ended March 31, 2006, we had 36 company-operated comparable units out of a total of 41 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliates. Operating expenses increased 21.7% to $41.8 million from $34.3 million in the prior year quarter, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 48.6% to $441.6 million for the quarter ended March 31, 2006 compared to $297.2 million in the quarter ended March 31, 2005. Fuel revenues increased due to a 22.2% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 21.6% increase in our total fuel gallons sold from the prior year quarter, which was partially due to the addition of our five new sites. Gross profit increased by 12.3% to $11.3 million for the quarter ended March 31, 2006 compared to $10.1 million in the prior year quarter, despite a 49.9% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 37.9% due to a 22.2% increase in our average retail-selling price per gallon, as well as a 12.9% increase in our total fuel gallons sold compared to the prior year quarter. On a comparable unit basis, gross profit decreased by 2.1%, or $205,000, for the quarter ended March 31, 2006 compared to the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 19.0% to $55.4 million for the quarter ended March 31, 2006 compared to $46.6 million in the prior year quarter. Gross profit increased 15.4% to $31.2 million for the quarter ended March 31, 2006 from $27.0 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 19.3%, or $8.3 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our five new sites. On a comparable unit basis, revenues increased 8.5%, or $3.9 million, and gross profit increased 5.5%, or $1.5 million, compared to the prior year quarter.

Restaurant. Revenues increased 14.7% to $20.0 million for the quarter ended March 31, 2006 compared to $17.4 million in the prior year quarter, due primarily to the addition of four new sites with restaurant operations. Gross profits in the restaurant improved by 13.6%, or $1.6 million, compared to the prior year quarter, due primarily to the increase in revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues increased 3.8%, or $652,000, for the quarter ended March 31, 2006 compared to $17.1 million in the prior year quarter, mostly due to a 3.6% increase in our customer count. On a comparable unit basis, gross profit increased 2.8%, or $337,000, from the prior year quarter.

Costs and Expenses. Total costs and expenses increased 44.2% to $511.4 million for the quarter ended March 31, 2006 compared to $354.6 million in the prior year quarter. Cost of sales increased 47.7%, or $148.7 million, from the prior year quarter mainly due to a 49.9% increase in our cost of fuel, in addition to costs incurred related to the addition of our five new sites. Operating expenses increased 21.7%, or $ 7.4 million, to $41.8 million compared to the prior year quarter, due primarily to the addition of our new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel volumes. General and administrative expenses remained relatively flat when compared to the prior year quarter. On a comparable unit basis, total costs and expenses increased 33.4%, or $117.0 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 37.1%, or $114.2 million, from the prior year quarter, due primarily to a 39.3% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 7.7%, or $2.6 million, to $36.3 million compared to the prior year quarter, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with increased fuel revenues.

Equity in Income (Loss) of Affiliate. For the quarter ended March 31, 2006, we recognized income of $136,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a loss of $163,000 for the prior year quarter.

Interest Expense. Interest expense increased 10.9% to $6.4 million compared to $5.8 million in the prior year quarter, due primarily to the increase in our debt outstanding in the current quarter.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2002:

	As of March 31,
	2002	2003	2004	2005	2006
Company-operated	35	37	37	40	42
Franchise operation	20	23	23	22	22

Total Petro Stopping Centers	55	60	60	62	64

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from March 31, 2002 through March 31, 2006, all but four of which are full-sized facilities.

Location	Date Opened
Company-operated:
Angola, Indiana	August 2002
Sparks, Nevada	December 2002
New Paris, Ohio	February 2005
York, Nebraska	March 2005
Kingsland, Georgia	March 2005
Bordentown, New Jersey	July 2005
Waterloo, New York	November 2005

Franchise operation:
Greensburg, Indiana	June 2002
Gaston, Indiana	October 2002
Remington, Indiana	July 2005
Colby, Kansas	November 2005
Gadsden, Alabama	November 2005

On November 1, 2005, we entered into a lease agreement to be effective October 19, 2005 for a company-operated site located in Spokane, Washington. The initial term of the lease shall commence upon our occupancy of the site, which was extended to no later than September 30, 2006 from June 1, 2006 by the terms of an amendment to the lease agreement that we entered into on April 17, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowing under the revolving credit portion of our senior secured credit facility.

Cash Flows From Operations

We had cash flows used in operations of $4.6 million and cash flows from operations of $3.9 million for the three months ended March 31, 2005 and 2006, respectively. The increase in cash flows was due primarily to variations in the timing of payments for trade accounts payable and due to affiliates for fuel purchases, partially offset by variations in the timing of payments for other current liabilities, increased inventory due to higher fuel costs and our five new sites, and the decrease in operating income for the three months ended March 31, 2006.

We had working capital of $2.3 million and $3.2 million at December 31, 2005 and March 31, 2006, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2005 and March 31, 2006. Approximately 92.2% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $30.0 million and $29.8 million at December 31, 2005 and March 31, 2006, respectively, subject to certain conditions.

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

At March 31, 2006, we have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of March 31, 2006, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At March 31, 2006, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $10.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of March 31, 2006, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”), interest on our debt, and capital expenditures. We believe that cash flows from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

On January 31, 2006, we entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

Capital expenditures on our truck stop network totaled $4.4 million for the three months ended March 31, 2006, which includes $1.4 million for the acquisition of land at Fairfield, Virginia. We currently expect to invest approximately $10.0 million during the remainder of 2006 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. The $10.0 million does not include potential new site acquisitions. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9.0% senior secured notes due 2012 and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on their senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2006, we paid approximately $5,000 with respect to these distributions. We believe we will distribute an additional $2.7 million to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

Long-Term Requirements

Our anticipated long-term cash requirements include indebtedness and operating leases. Other possible long-term uses of cash include:

•	expansion of our network through building or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2006 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described in Part I, Item 1A of our 2005 Form 10-K.

Critical Accounting Policies

The preparation of our unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2005 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2006, the aggregated liability was approximately $9.9 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2006, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as ourselves, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. We have adopted this revised standard and concluded that it had no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Form 10-K. During the quarter ended March 31, 2006, there have been no material changes regarding our market risks from the discussion in our 2005 Form 10-K.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2005 and March 31, 2006:

	December 31, 2005		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$250,000	$251,250	$250,000	$251,563
Average interest rate	9.9%	—	9.9%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.7%	—	6.8%	—
Fixed rate	$572	$572	$385	$385
Interest rate	7.5%	—	7.5%	—

Item 4. Controls and Procedures

As of March 31, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the first fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors as described in Part I, Item 1A of our 2005 Form 10-K.

Item 6. Exhibits

Incorporated herein by reference is a list of exhibits contained in the Exhibit Index on page 16 of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P. (Registrant)

Date: May 10, 2006	By:	/s/ Edward Escudero
Edward Escudero Chief Financial Officer and Secretary (On behalf of the Registrant and as Registrant’s Principal Financial and Chief Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send a quarterly report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P., incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

3.2	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners, incorporated by reference to Exhibit 10.62 to our Current Report on Form 8-K, filed on August 6, 1999 (File No. 001-13018).

3.3	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

4.1	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

4.2	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.41	Third Amendment and Consent Relating to Credit Agreement, entered into as of February 3, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.08 to our Current Report on Form 8-K, filed on February 15, 2006 (File No. 001-13018).

10.42	Form of Petro Stopping Centers, L.P.’s Voluntary Executive Savings Plan Agreement and Assignment of Matching Contributions, incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-13018). †

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contracts or compensatory plans or arrangements.