Form 10-Q
period 2006-06-30
PETRO STOPPING CENTERS L P
filed 2006-08-14
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$27,048	$46,679
Trade accounts receivable, net	7,318	8,459
Inventories, net	32,223	38,042
Other current assets	3,827	2,769
Due from affiliates	3,981	3,354

Total current assets	74,397	99,303

Property and equipment, net	235,220	234,909
Deferred debt issuance costs, net	10,536	9,720
Other assets	15,539	14,812

Total assets	$335,692	$358,744

Liabilities and Partners’ Deficit
Current liabilities:
Other short-term borrowings	$572	$194
Trade accounts payable	27,212	38,175
Accrued expenses and other current liabilities	37,251	35,892
Due to affiliates	7,051	12,682

Total current liabilities	72,086	86,943

Other liabilities	797	1,117
Long-term debt	271,250	271,250

Total long-term liabilities	272,047	272,367

Total liabilities	344,133	359,310

Commitments and contingencies

Partners’ deficit:
General partner’s	(167)	(144)
Limited partners’	(8,274)	(422)

Total partners’ deficit	(8,441)	(566)

Total liabilities and partners’ deficit	$335,692	$358,744

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net revenues:
Fuel (including motor fuel taxes)	$365,208	$487,671	$662,412	$929,266
Non-fuel	72,910	80,776	136,941	156,217

Total net revenues	438,118	568,447	799,353	1,085,483

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	351,501	467,951	638,602	898,203
Non-fuel	29,781	32,913	54,615	63,331
Operating expenses	37,943	41,877	72,267	83,639
General and administrative	4,829	5,085	9,265	9,569
Depreciation and amortization	4,114	4,582	8,002	9,006
Loss on disposition of fixed assets	16	9	29	19

Total costs and expenses	428,184	552,417	782,780	1,063,767

Operating income	9,934	16,030	16,573	21,716

Write-down of land held for sale	—	(16)	—	(16)
Equity in income (loss) of affiliate	(15)	132	(178)	268
Interest income	31	110	119	216
Interest expense	(5,962)	(6,616)	(11,745)	(13,028)

Net income	$3,988	$9,640	$4,769	$9,156

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the Six Months Ended June 30, 2005 and 2006

(in thousands)

	General Partner’s Deficit	Limited Partners’ Deficit	Total Partners' Deficit
Balances, December 31, 2004	$(200)	$(18,077)	$(18,277)

Net income	12	4,757	4,769
Partners’ operating distributions	—	(4,796)	(4,796)
Partners’ tax distributions	—	(9)	(9)

Balances, June 30, 2005	$(188)	$(18,125)	$(18,313)

Balances, December 31, 2005	$(167)	$(8,274)	$(8,441)

Net income	23	9,133	9,156
Partners’ operating distributions	—	(1,254)	(1,254)
Partners’ tax distributions	—	(27)	(27)

Balances, June 30, 2006	$(144)	$(422)	$(566)

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$4,769	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,002	9,006
Deferred debt issuance cost amortization	782	900
Provision for bad debt	154	82
Equity in loss (income) of affiliate	178	(268)
Loss on disposition of fixed assets	29	19
Write-down of land held for sale	—	16
Other operating activities	22	37
Increase (decrease) from changes in:
Trade accounts receivable	(4,199)	(1,223)
Inventories	(4,420)	(5,819)
Other current assets	(304)	1,058
Due from affiliates	(535)	627
Due to affiliates	308	5,631
Trade accounts payable	8,651	10,296
Accrued expenses and other current liabilities	809	(1,392)

Net cash provided by operating activities	14,246	28,126

Cash flows from investing activities:
Proceeds from disposition of fixed assets	83	—
Purchases of property and equipment	(22,728)	(8,368)
(Increase) decrease in other assets, net	(357)	949

Net cash used in investing activities	(23,002)	(7,419)

Cash flows from financing activities:
Repayments of bank revolver	(36,500)	(17,600)
Proceeds from bank revolver	36,500	17,600
Repayments of other short-term borrowings	—	(378)
Change in book cash overdraft	—	675
Partners’ operating distributions	(4,796)	(1,254)
Partners’ minimum tax distributions	(9)	(27)
Payment of debt issuance costs	(373)	(92)

Net cash used in financing activities	(5,178)	(1,076)

Net (decrease) increase in cash and cash equivalents	(13,934)	19,631
Cash and cash equivalents, beginning of period	33,843	27,048

Cash and cash equivalents, end of period	$19,909	$46,679

Supplemental cash flow information - Interest paid during the period	$11,033	$12,352

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2005 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2005 and June 30, 2006, the consolidated condensed results of operations for the three and six months ended June 30, 2005 and 2006, and the changes in partners’ deficit and the consolidated condensed cash flows for the six months ended June 30, 2005 and 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $74.1 million and $78.9 million for the three months ended June 30, 2005 and 2006, respectively, and $140.5 million and $159.5 million for the six months ended June 30, 2005 and 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Partners’ Deficit

Under the Indenture for the 9.0% senior secured notes due 2012 and the agreement governing the Company’s senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the six months ended June 30, 2006, the Company paid approximately $1.3 million with respect to these distributions. The Company believes it will distribute an additional $4.7 million to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

(3) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of June 30, 2005 and 2006, the Company operated 40 and 42 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the Company’s company-operated truck stops were $436.6 million and $567.1 million for the three months ended June 30, 2005 and 2006, respectively, and $796.5 million and $1.1 billion for the six months ended June 30, 2005 and 2006, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2005 and 2006, the Company was a franchisor to 22 Petro Stopping Center locations. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from the Company’s franchise operations were $1.5 million and $1.3 million for the three months ended June 30, 2005 and 2006, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2005 and 2006, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$436,606	$567,107	$796,502	$1,082,412
Franchise operations	1,512	1,340	2,851	3,071

Total net revenues	$438,118	$568,447	$799,353	$1,085,483

Operating income:
Company-operated truck stops	$8,422	$14,690	$13,722	$18,645
Franchise operations	1,512	1,340	2,851	3,071

Total operating income	$9,934	$16,030	$16,573	$21,716

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$299,124	$358,744
Franchise operations			—	—

Total assets			$299,124	$358,744

(4) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has adopted this revised standard and concluded that it had no impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (as amended),” an amendment of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard focuses on the recognition and valuation for all separately recognized servicing assets and liabilities. It requires that entities

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

separately recognize a servicing asset or liability when they undertake, through a servicing contract, an obligation to service a financial asset. The effective date for this standard is for fiscal years that begin after September 15, 2006. Management is evaluating the impact of this standard on its consolidated financial statements. Management does not believe that the adoption of this standard will have a significant impact on the Company’s results of operations.

(5) Subsequent Events

On July 14, 2006, the Company amended its senior secured credit agreement to, among other things: (i) permit an increase in the maximum amount of guarantees permitted under the senior secured credit agreement to an aggregate amount not to exceed $15.0 million at any time outstanding, (ii) obtain the release of the Collateral Agent’s (as defined in the senior secured credit agreement) lien on approximately 15 acres of raw land located in Girard, Ohio, and (iii) exclude any future guarantees of indebtedness related to a potential joint venture in Midland, Texas from the calculation of Consolidated Leverage Ratio (as defined in the senior secured credit agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this report, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Overview of Operating Results,” “—Consolidated Revenues,” “—Results of Operations,” “—Network Development,” “—Liquidity and Capital Resources,” and “—Critical Accounting Policies.” In addition, in the preparation of our unaudited consolidated condensed financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of June 30, 2005 and 2006, we operated 40 and 42 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $436.6 million and $567.1 million for the three months ended June 30, 2005 and 2006, respectively, and $796.5 million and $1.1 billion for the six months ended June 30, 2005 and 2006, respectively.

As of June 30, 2005 and 2006, we were a franchisor to 22 Petro Stopping Center locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from our franchise operations were $1.5 million and $1.3 million for the three months ended June 30, 2005 and 2006, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2005 and 2006, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for federal income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which federal taxable income and federal tax deductions are passed through to the individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$436,606	$567,107	$796,502	$1,082,412
Franchise operations	1,512	1,340	2,851	3,071

Total net revenues	$438,118	$568,447	$799,353	$1,085,483

Operating income:
Company-operated truck stops	$8,422	$14,690	$13,722	$18,645
Franchise operations	1,512	1,340	2,851	3,071

Total operating income	$9,934	$16,030	$16,573	$21,716

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$299,124	$358,744
Franchise operations			—	—

Total assets			$299,124	$358,744

Overview of Operating Results

During the six months ended June 30, 2006, our net revenues were $1.1 billion, a 35.8% increase over the prior year period. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, and the addition of our five new sites, which were opened during 2005. Our net income of $9.2 million was $4.4 million higher than our net income for the six months ended June 30, 2005, due primarily to higher operating income, offset by higher interest expense caused by an increase in our total outstanding debt.

During the second quarter of 2006, our net revenues were $568.4 million, a 29.7% increase over prior year’s quarter. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, and the addition of our five new sites. Our net income of $9.6 million was $5.7 million higher compared to the prior year’s quarter.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services such as truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
	(dollars in thousands)
Fuel	$365,208	83.4%	$487,671	85.8%	$662,412	82.9%	$929,266	85.6%
Non-Fuel (excluding restaurant)	53,940	12.3%	60,270	10.6%	100,538	12.6%	115,707	10.7%
Restaurant	18,970	4.3%	20,506	3.6%	36,403	4.5%	40,510	3.7%

Total Net Revenues	$438,118	100.0%	$568,447	100.0%	$799,353	100.0%	$1,085,483	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $74.1 million and $78.9 million for the three months ended June 30, 2005 and 2006, respectively, and $140.5 million and $159.5 million for the six months ended June 30, 2005 and 2006, respectively.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Overview. Net income increased 92.0% to $9.2 million for the six months ended June 30, 2006 compared to net income of $4.8 million for the six months ended June 30, 2005, due primarily to higher operating income, offset by higher interest expense caused by an increase in our total outstanding debt. Our net revenues increased 35.8% to $1.1 billion for the six months ended June 30, 2006 from $799.4 million in the prior year period. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of five new sites. On a comparable unit basis, net revenues increased by 28.2% to $988.4 million for the six months ended June 30, 2006 from $770.9 million in the prior year period. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the six months ended June 30, 2006, we had 36 company-operated comparable units out of a total of 41 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliates. Operating expenses increased 15.7% to $83.6 million from $72.3 million in the prior year period, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 40.3% to $929.3 million for the six months ended June 30, 2006 compared to $662.4 million for the six months ended June 30, 2005. Fuel revenues increased due to a 24.9% increase in our average retail-selling price per gallon compared to the prior year period related to market conditions, as well as a 12.4% increase in our total fuel gallons sold from the prior year period, which was partially due to the addition of our five new sites. Gross profit increased by 30.5% to $31.1 million for the six months ended June 30, 2006 compared to $23.8 million in the prior year period, despite a 40.7% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 32.9% due to a 25.0% increase in our average retail-selling price per gallon, as well as a 6.3% increase in our total fuel gallons sold compared to the prior year period. On a comparable unit basis, gross profit increased by 18.9%, or $4.4 million, for the six months ended June 30, 2006 compared to the prior year period.

Non-Fuel (excluding Restaurant). Revenues increased 15.1% to $115.7 million for the six months ended June 30, 2006 compared to $100.5 million in the prior year period. Gross profit increased 13.9% to $65.0 million for the six months ended June 30, 2006 from $57.1 million in the prior year period. The increases in revenues and gross profit were due primarily to a 15.8%, or $14.7 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our five new sites. On a comparable unit basis, revenues increased 6.9%, or $6.7 million, and gross profit increased 5.8%, or $3.2 million, compared to the prior year period.

Restaurant. Revenues increased 11.3% to $40.5 million for the six months ended June 30, 2006 compared to $36.4 million in the prior year period, due primarily to the addition of five new sites, four of which had restaurant operations. Gross profits in the restaurant increased by 10.4%, or $2.6 million, compared to the prior year period, due primarily to the increase in revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues increased 2.2%, or $785,000, for the six months ended June 30, 2006 compared to $35.0 million in the prior year period, mostly due to slight increases in both our customer counts and our average ticket selling price. On a comparable unit basis, gross profit increased 1.5%, or $376,000, from the prior year period.

Costs and Expenses. Total costs and expenses increased 35.9% to $1.1 billion for the six months ended June 30, 2006 compared to $782.8 million in the prior year period. Cost of sales increased 38.7%, or $268.3 million, from the prior year period mainly due to a 40.7% increase in our cost of fuel, in addition to costs incurred related to the addition of our five new sites. Operating expenses increased 15.7%, or $11.4 million, to $83.6 million compared to the prior year period, due primarily to the addition of our new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased by 3.3%, or $304,000, from the prior year period, due primarily to higher employee-related costs, offset by lower professional services. On a comparable unit basis, total costs and expenses increased 28.3%, or $213.9 million, from the prior year period. On a comparable unit basis, cost of sales increased 31.3%, or $209.6 million, from the prior year period, due primarily to a 33.4% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 5.3%, or $3.6 million, to $72.7 million compared to the prior year period, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Equity in Income (Loss) of Affiliate. For the six months ended June 30, 2006, we recognized income of $268,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a loss of $178,000 for the prior year period.

Interest Expense. Interest expense increased 10.9% to $13.0 million compared to $11.7 million in the prior year period, due primarily to an increase in our total debt outstanding in the current period.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Overview. Net income increased 142% to $9.6 million for the quarter ended June 30, 2006 compared to net income of $4.0 million for the quarter ended June 30, 2005. Our net revenues increased 29.7% to $568.4 million for the quarter ended June 30, 2006 from $438.1 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of five new sites. On a comparable unit basis, net revenues increased by 24.5% to $516.2 million for the quarter ended June 30, 2006 from $414.5 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the quarter ended June 30, 2006, we had 36 company-operated comparable units out of a total of 41 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income (loss) of affiliates. Operating expenses increased 10.4% to $41.9 million from $37.9 million in the prior year quarter, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 33.5% to $487.7 million for the quarter ended June 30, 2006 compared to $365.2 million for the quarter ended June 30, 2005. Fuel revenues increased due to a 28.3% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 4.0% increase in our total fuel gallons sold from the prior year quarter, which was partially due to the addition of our five new sites. Gross profit increased by 43.9% to $19.7 million for the quarter ended June 30, 2006 compared to $13.7 million in the prior year quarter, despite a 33.1% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 28.6% due to a 28.4% increase in our average retail-selling price per gallon compared to the prior year quarter. On a comparable unit basis, gross profit increased by 35.0%, or $4.6 million, for the quarter ended June 30, 2006 compared to the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 11.7% to $60.3 million for the quarter ended June 30, 2006 compared to $53.9 million in the prior year quarter. Gross profit increased 12.5% to $33.8 million for the quarter ended June 30, 2006 from $30.0 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 12.8%, or $6.4 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, in addition to our five new sites. On a comparable unit basis, revenues increased 5.5%, or $2.8 million, and gross profit increased 6.1%, or $1.7 million, compared to the prior year quarter.

Restaurant. Revenues increased 8.1% to $20.5 million for the quarter ended June 30, 2006 compared to $19.0 million in the prior year quarter, due primarily to the addition of five new sites, four of which had restaurant operations. Gross profits in the restaurant improved by 7.5%, or $978,000, compared to the prior year quarter, due primarily to the increase in revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues increased $133,000 for the quarter ended June 30, 2006 compared to $17.8 million in the prior year quarter, mostly due to a slight increase in our average ticket selling price. On a comparable unit basis, gross profits of $12.4 million remained relatively flat compared to the prior year quarter.

Costs and Expenses. Total costs and expenses increased 29.0% to $552.4 million for the quarter ended June 30, 2006 compared to $428.2 million in the prior year quarter. Cost of sales increased 31.4%, or $119.6 million, from the prior year quarter mainly due to a 33.1% increase in our cost of fuel, in addition to costs incurred related to the addition of our five new sites. Operating expenses increased 10.4%, or $3.9 million, to $41.9 million compared to the prior year quarter, due primarily to the addition of our new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues. General and administrative expenses increased by 5.3%, or $256,000, compared to the prior year quarter, due primarily to higher employee-related costs. On a comparable unit basis, total costs and expenses increased 23.9%, or $96.9 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 26.4%, or $95.4 million, from the prior year quarter, due primarily to a 28.3% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 2.9%, or $1.0 million, to $36.4 million compared to the prior year quarter, due primarily to higher employee-related costs, increased utility costs, and higher credit card fees associated with increased fuel revenues.

Equity in Income (Loss) of Affiliate. For the quarter ended June 30, 2006, we recognized income of $132,000 related to our investment in the Wheeler Ridge facility in Southern California compared to a loss of $15,000 for the prior year quarter.

Interest Expense. Interest expense increased 11.0% to $6.6 million compared to $6.0 million in the prior year quarter, due primarily to the increase in our total debt outstanding in the current quarter.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2002:

	As of June 30,
	2002	2003	2004	2005	2006
Company-operated	35	37	37	40	42
Franchise operation	21	23	23	22	22

Total Petro Stopping Centers	56	60	60	62	64

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from June 30, 2002 through June 30, 2006, all but four of which are full-sized facilities.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowings under the revolving credit portion of our senior secured credit facility.

Cash Flows From Operations

We had cash flows from operations of $14.2 million and $28.1 million for the six months ended June 30, 2005 and 2006, respectively. The increase in cash flows was due primarily to variations in the timing of payments for trade accounts payable and due to affiliates for fuel purchases and the increase in operating income for the six months ended June 30, 2006, partially offset by increased inventory costs due to higher fuel prices and our five new sites.

We had working capital of $2.3 million and $12.4 million at December 31, 2005 and June 30, 2006, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2005 and June 30, 2006. Approximately 92.2% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facility

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $30.0 million and $28.8 million at December 31, 2005 and June 30, 2006, respectively, subject to certain conditions.

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

On July 14, 2006, we amended our senior secured credit agreement to, among other things: (i) permit an increase in the maximum amount of guarantees permitted under our senior secured credit agreement to an aggregate amount not to exceed $15.0 million at any time outstanding, (ii) obtain the release of the Collateral Agent’s (as defined in our senior secured credit agreement) lien on approximately 15 acres of raw land located in Girard, Ohio, and (iii) exclude any future guarantees of indebtedness related to the potential Alon Asset Joint Venture from the calculation of Consolidated Leverage Ratio (as defined in our senior secured credit agreement).

At June 30, 2006, we have senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million ($5.0 million of which is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of June 30, 2006, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At June 30, 2006, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $11.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of June 30, 2006, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”), interest on our debt, and capital expenditures. We believe that cash flows from operations and our revolving credit facility should be sufficient to satisfy our short-term operating and capital needs.

On January 31, 2006, we entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center for $1.4 million. On March 1, 2006, this acquisition was completed.

Capital expenditures for our existing Petro Stopping Centers totaled $6.5 million for the six months ended June 30, 2006. We currently expect to invest approximately $5.5 million during the remainder of 2006 on capital expenditures related to regular capital maintenance and improvement projects, as well as volume building projects. Capital expenditures related to new sites on our truck stop network totaled $1.9 million for the six months ended June 30, 2006, which includes $1.4 million for the acquisition of land in Fairfield, Virginia. We currently expect to invest approximately $1.2 million on capital expenditures related to new sites during the remainder of 2006. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9.0% senior secured notes due 2012 and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the six months ended June 30, 2006, we paid approximately $1.3 million with respect to these distributions. We believe we will distribute an additional $4.7 million to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

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

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At June 30, 2006, the aggregated liability was approximately $9.7 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At June 30, 2006, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (as amended),” an amendment of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard focuses on the recognition and valuation for all separately recognized servicing assets and liabilities. It requires that entities separately recognize a servicing asset or liability when they undertake, through a servicing contract, an obligation to service a financial asset. The effective date for this standard is for fiscal years that begin after September 15, 2006. We are evaluating the impact of this standard on our consolidated financial statements. We do not believe that the adoption of this standard will have a significant impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Form 10-K. During the quarter ended June 30, 2006, there have been no material changes regarding our market risks from the discussion in our 2005 Form 10-K.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2005 and June 30, 2006:

	December 31, 2005		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$250,000	$251,250	$250,000	$248,750
Average interest rate	9.9%	—	9.9%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.7%	—	7.0%	—
Fixed rate	$572	$572	$194	$194
Interest rate	7.5%	—	7.5%	—

Item 4. Controls and Procedures

As of June 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the second fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated herein by reference is a list of exhibits contained in the Exhibit Index on page 19 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: August 14, 2006	By:	/s/ Edward Escudero
Edward Escudero
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Registrant’s Principal Financial and Chief Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send a quarterly report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P., incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

3.2	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners, incorporated by reference to Exhibit 10.62 to our Current Report on Form 8-K, filed on August 6, 1999 (File No. 001-13018).

3.3	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

4.1	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

4.2	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.43	Fourth Amendment and Consent Relating to Credit Agreement, entered into as of July 14, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K, filed on July 20, 2006 (File No. 001-13018).

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith