Form 10-Q
period 2006-09-30
PETRO STOPPING CENTERS L P
filed 2006-11-13
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$27,048	$48,354
Trade accounts receivable, net	7,318	9,388
Inventories, net	32,223	34,887
Other current assets	3,827	2,597
Due from affiliates	3,981	4,074

Total current assets	74,397	99,300

Property and equipment, net	235,220	236,536
Deferred debt issuance costs, net	10,536	9,259
Other assets	15,539	15,531

Total assets	$335,692	$360,626

Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Other short-term borrowings	$572	$—
Trade accounts payable	27,212	39,736
Accrued expenses and other current liabilities	37,251	30,747
Due to affiliates	7,051	10,846

Total current liabilities	72,086	81,329

Other liabilities	797	1,134
Long-term debt	271,250	271,250

Total long-term liabilities	272,047	272,384

Total liabilities	344,133	353,713

Commitments and contingencies

Partners’ capital (deficit)
General partner’s	(167)	(132)
Limited partners’	(8,274)	7,045

Total partners’ capital (deficit)	(8,441)	6,913

Total liabilities and partners’ capital (deficit)	$335,692	$360,626

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net revenues:
Fuel (including motor fuel taxes)	$431,357	$489,333	$1,093,769	$1,418,599
Non-fuel	77,711	82,372	214,652	238,589

Total net revenues	509,068	571,705	1,308,421	1,657,188

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	410,388	466,234	1,048,990	1,364,437
Non-fuel	31,765	33,963	86,380	97,294
Operating expenses	41,749	44,025	114,016	127,664
General and administrative	6,261	6,150	15,526	15,719
Depreciation and amortization	4,239	4,557	12,241	13,563
Loss on disposition of fixed assets	15	7	44	26

Total costs and expenses	494,417	554,936	1,277,197	1,618,703

Operating income	14,651	16,769	31,224	38,485

Write-down of land held for sale	—	—	—	(16)
Equity in income of affiliate	320	540	142	808
Interest income	66	256	185	472
Interest expense	(6,440)	(6,664)	(18,185)	(19,692)

Net income	$8,597	$10,901	$13,366	$20,057

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN

PARTNERS’ CAPITAL (DEFICIT)

For the Nine Months Ended September 30, 2005 and 2006

(in thousands)

	General Partner’s Deficit	Limited Partners’ Capital (Deficit)	Total Partners’ Capital (Deficit)
Balances, December 31, 2004	$(200)	$(18,077)	$(18,277)

Net income	34	13,332	13,366
Partners’ operating distributions	—	(4,852)	(4,852)
Partners’ tax distributions	(6)	(230)	(236)

Balances, September 30, 2005	$(172)	$(9,827)	$(9,999)

Balances, December 31, 2005	$(167)	$(8,274)	$(8,441)

Net income	51	20,006	20,057
Partners’ operating distributions	—	(1,269)	(1,269)
Partners’ tax distributions	(16)	(3,418)	(3,434)

Balances, September 30, 2006	$(132)	$7,045	$6,913

See accompanying notes to unaudited consolidated condensed financial statements.

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$13,366	$20,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,241	13,563
Deferred debt issuance cost amortization	1,209	1,388
Provision for bad debt	521	122
Equity in income of affiliate	(142)	(808)
Loss on disposition of fixed assets	44	26
Write-down of land held for sale	—	16
Other operating activities	33	148
Increase (decrease) from changes in:
Trade accounts receivable	(5,022)	(2,192)
Inventories	(11,361)	(2,664)
Other current assets	76	1,230
Due from affiliates	(802)	(93)
Due to affiliates	1,778	3,795
Trade accounts payable	13,627	9,214
Accrued expenses and other current liabilities	(1,380)	(6,194)

Net cash provided by operating activities	24,188	37,608

Cash flows from investing activities:
Proceeds from disposition of fixed assets	83	—
Purchases of property and equipment	(50,377)	(14,421)
(Increase) decrease in other assets, net	(507)	320

Net cash used in investing activities	(50,801)	(14,101)

Cash flows from financing activities:
Repayments of bank revolver	(43,200)	(17,600)
Proceeds from bank revolver	43,200	17,600
Repayments of other short-term borrowings	—	(572)
Proceeds from long-term debt issuance	25,000	—
Change in book cash overdraft	2,887	3,193
Partners’ operating distributions	(4,852)	(1,269)
Partners’ minimum tax distributions	(7)	(3,434)
Payment of debt issuance costs	(1,372)	(119)

Net cash provided by (used in) financing activities	21,656	(2,201)

Net (decrease) increase in cash and cash equivalents	(4,957)	21,306
Cash and cash equivalents, beginning of period	33,843	27,048

Cash and cash equivalents, end of period	$28,886	$48,354

Supplemental cash flow information - Interest paid during the period	$21,741	$24,147

Accrued tax distributions	229	—

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2005 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2005 and September 30, 2006, the consolidated condensed results of operations for the three and nine months ended September 30, 2005 and 2006, and the changes in partners’ capital (deficit) and the consolidated condensed cash flows for the nine months ended September 30, 2005 and 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $76.5 million and $78.0 million for the three months ended September 30, 2005 and 2006, respectively, and $217.0 million and $237.5 million for the nine months ended September 30, 2005 and 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2) Partners’ Capital (Deficit)

Under the Indenture for the 9.0% senior secured notes due 2012 and the agreement governing the Company’s senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on the Holding Partnership’s senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the nine months ended September 30, 2006, the Company paid approximately $4.7 million with respect to these distributions. The Company believes it will distribute approximately $3.4 million in additional distributions to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

(3) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of September 30, 2005 and 2006, the Company operated 41 and 43 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the Company’s company-operated truck stops were $507.3 million and $570.2 million for the three months ended September 30, 2005 and 2006, respectively, and $1.3 billion and $1.7 billion for the nine months ended September 30, 2005 and 2006, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2005 and 2006, the Company was a franchisor to 22 and 23 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from the Company’s franchise operations were $1.8 million and $1.5 million for the three months ended September 30, 2005 and 2006, respectively, and $4.6 million for each of the nine months ended September 30, 2005 and 2006. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$507,278	$570,221	$1,303,780	$1,652,633
Franchise operations	1,790	1,484	4,641	4,555

Total net revenues	$509,068	$571,705	$1,308,421	$1,657,188

Operating income:
Company-operated truck stops	$12,861	$15,285	$26,583	$33,930
Franchise operations	1,790	1,484	4,641	4,555

Total operating income	$14,651	$16,769	$31,224	$38,485

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$339,593	$360,626
Franchise operations			—	—

Total assets			$339,593	$360,626

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The purpose of this standard is to define fair value and to establish a framework for measuring fair value in generally accepted accounting principles. Although the standard does expand disclosure requirements about fair value measurements, it does not require any new fair value measurements. The effective date for this standard is for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. Management is evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status through comprehensive income. The standard also provides guidance as to when to measure the funded status of such plans. The effective date for this standard for companies without publicly traded equity securities, such as the Company, is for fiscal years ending after June 15, 2007. Management has evaluated this standard and concluded that it had no impact on its consolidated financial statements.

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

As of September 30, 2005 and 2006, we operated 41 and 43 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $507.3 million and $570.2 million for the three months ended September 30, 2005 and 2006, respectively, and $1.3 billion and $1.7 billion for the nine months ended September 30, 2005 and 2006, respectively.

As of September 30, 2005 and 2006, we were a franchisor to 22 and 23 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. The revenues generated from our franchise operations were $1.8 million and $1.5 million for the three months ended September 30, 2005 and 2006, respectively, and $4.6 million for each of the nine months ended September 30, 2005 and 2006. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for federal income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which federal taxable income and federal tax deductions are passed through to our individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$507,278	$570,221	$1,303,780	$1,652,633
Franchise operations	1,790	1,484	4,641	4,555

Total net revenues	$509,068	$571,705	$1,308,421	$1,657,188

Operating income:
Company-operated truck stops	$12,861	$15,285	$26,583	$33,930
Franchise operations	1,790	1,484	4,641	4,555

Total operating income	$14,651	$16,769	$31,224	$38,485

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops			$339,593	$360,626
Franchise operations			—	—

Total assets			$339,593	$360,626

Overview of Operating Results

During the nine months ended September 30, 2006, our net revenues were $1.7 billion, a 26.7% increase over the prior year period. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, and the addition of six new sites, five of which were opened during 2005. Our net income of $20.1 million was $6.7 million higher than our net income for the nine months ended September 30, 2005, due primarily to a $7.3 increase in operating income, offset by a $1.5 million increase in interest expense caused by an increase in our total outstanding debt.

During the third quarter of 2006, our net revenues were $571.7 million, a 12.3% increase over prior year’s quarter. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel, improved non-fuel sales, and the addition of our new sites. Our net income of $10.9 million was $2.3 million higher compared to the prior year’s quarter.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•	Non-fuel items, including the sale of merchandise and offering of services such as truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	(dollars in thousands)
Fuel	$431,357	84.7%	$489,333	85.6%	$1,093,769	83.6%	$1,418,599	85.6%
Non-Fuel (excluding restaurant)	57,828	11.4%	61,334	10.7%	158,366	12.1%	177,041	10.7%
Restaurant	19,883	3.9%	21,038	3.7%	56,286	4.3%	61,548	3.7%

Total Net Revenues	$509,068	100.0%	$571,705	100.0%	$1,308,421	100.0%	$1,657,188	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $76.5 million and $78.0 million for the three months ended September 30, 2005 and 2006, respectively, and $217.0 million and $237.5 million for the nine months ended September 30, 2005 and 2006, respectively.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Overview. Net income increased 50.1% to $20.1 million for the nine months ended September 30, 2006 compared to net income of $13.4 million for the nine months ended September 30, 2005, due primarily to higher operating income, offset by higher interest expense caused by an increase in our total outstanding debt. Our net revenues increased 26.7% to $1.7 billion for the nine months ended September 30, 2006 from $1.3 billion in the prior year period. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and an increase in fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of six new sites. On a comparable unit basis, net revenues increased by 20.8% to $1.5 billion for the nine months ended September 30, 2006 from $1.2 billion in the prior year period. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the nine months ended September 30, 2006, we had 36 company-operated comparable units out of a total of 42 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 12.0% to $127.7 million from $114.0 million in the prior year period, due primarily to the addition of our six new sites, higher employee-related costs, higher credit card fees associated with the increased fuel revenues, and increased utility costs.

Fuel. Revenues increased 29.7% to $1.4 billion for the nine months ended September 30, 2006 compared to $1.1 billion for the nine months ended September 30, 2005. Fuel revenues increased due to a 19.8% increase in our average retail-selling price per gallon compared to the prior year period related to market conditions, as well as an 8.3% increase in our total fuel gallons sold from the prior year period, which was partially due to the addition of our six new sites. Gross profit increased by 21.0% to $54.2 million for the nine months ended September 30, 2006 compared to $44.8 million in the prior year period, despite a 30.1% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 24.1% due to a 20.0% increase in our average retail-selling price per gallon, as well as a 3.4% increase in our total fuel gallons sold compared to the prior year period. On a comparable unit basis, gross profit increased by 14.1%, or $6.0 million, for the nine months ended September 30, 2006 compared to the prior year period.

Non-Fuel (excluding Restaurant). Revenues increased 11.8% to $177.0 million for the nine months ended September 30, 2006 compared to $158.4 million in the prior year period. Gross profit increased 11.1% to $99.2 million for the nine months ended September 30, 2006 compared to $89.3 million in the prior year period. The increases in revenues and gross profit were due primarily to a 12.6%, or $18.6 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, which were primarily due to the addition of our six new sites. On a comparable unit basis, revenues increased 5.2%, or $7.8 million, and gross profit increased 4.6%, or $3.9 million, compared to the prior year period.

Restaurant. Revenues increased 9.3% to $61.5 million for the nine months ended September 30, 2006 compared to $56.3 million in the prior year period, due primarily to the addition of six new sites, five of which had restaurant operations. Gross profits in the restaurant increased by 8.1%, or $3.1 million, compared to the prior year period, due primarily to the increase in revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues increased 2.0%, or $1.0 million, for the nine months ended September 30, 2006 compared to $53.1 million in the prior year period, mostly due to an increase of 2.0% in our average ticket selling price and slight increase in our customer count. On a comparable unit basis, gross profit increased 0.8%, or $286,000, from the prior year period.

Costs and Expenses. Total costs and expenses increased 26.7% to $1.6 billion for the nine months ended September 30, 2006 compared to $1.3 billion in the prior year period. Cost of sales increased 28.7%, or $326.4 million, from the prior year period mainly due to a 30.1% increase in our cost of fuel, partially due to the addition of our six new sites. Operating expenses increased 12.0%, or $13.6 million, to $127.7 million compared to the prior year period, due primarily to the addition of our six new sites, higher employee-related costs, higher credit card fees associated with the increased fuel revenues, and increased utility costs. General and administrative expenses increased by 1.2%, or $194,000, from the prior year period, due primarily to higher employee-related costs, offset by lower professional services. On a comparable unit basis, total costs and expenses increased 20.9%, or $253.7 million, from the prior year period. On a comparable unit basis, cost of sales increased 23.1%, or $249.4 million, from the prior year period, due primarily to a 24.5% increase in our cost of fuel. On a comparable unit basis, operating expenses increased 3.3%, or $3.5 million, to $110.4 million compared to the prior year period, due primarily to higher employee-related costs, higher credit card fees associated with the increased fuel revenues, and increased utility costs.

Equity in Income of Affiliate. For the nine months ended September 30, 2006, we recognized income of $808,000 related to our investment in the Wheeler Ridge facility in Southern California compared to income of $142,000 for the prior year period.

Interest Expense. Interest expense increased 8.3% to $19.7 million compared to $18.2 million in the prior year period, due primarily to an increase in our total debt outstanding in the current period related to the additional $25.0 million 9% Senior Secured Notes due 2012 issued on July 26, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Overview. Net income increased 26.8% to $10.9 million for the quarter ended September 30, 2006 compared to net income of $8.6 million for the quarter ended September 30, 2005. Our net revenues increased 12.3% to $571.7 million for the quarter ended September 30, 2006 from $509.1 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions, (ii) improved non-fuel sales, and (iii) the addition of our new sites. On a comparable unit basis, net revenues increased by 8.9% to $516.5 million for the quarter ended September 30, 2006 from $474.4 million in the prior year quarter. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel, offset by decreased fuel gallons sold and (ii) improved non-fuel sales. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the quarter ended September 30, 2006, we had 36 company-operated comparable units out of a total of 42 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 5.5% to $44.0 million from $41.7 million in the prior year quarter, due primarily to the addition of our new sites.

Fuel. Revenues increased 13.4% to $489.3 million for the quarter ended September 30, 2006 compared to $431.4 million for the quarter ended September 30, 2005. Fuel revenues increased due to a 12.5% increase in our average retail-selling price per gallon compared to the prior year quarter related to market conditions, as well as a 0.8% increase in our total fuel gallons sold from the prior year quarter, which was due to the addition of our new sites. Gross profit increased by 10.2% to $23.1 million for the quarter ended September 30, 2006 compared to $21.0 million in the prior year quarter, despite a 13.6% increase in our cost of fuel. On a comparable unit basis, fuel revenues increased 10.1% due to a 12.5% increase in our average retail-selling price per gallon compared to the prior year quarter. On a comparable unit basis, gross profit increased by 8.4%, or $1.6 million, for the quarter ended September 30, 2006 compared to the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 6.1% to $61.3 million for the quarter ended September 30, 2006 compared to $57.8 million in the prior year quarter. Gross profit increased 6.0% to $34.2 million for the quarter ended September 30, 2006 compared to $32.3 million in the prior year quarter. The increases in revenues and gross profit were due primarily to a 7.2%, or $3.9 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, which were partially due to the addition of our new sites. On a comparable unit basis, revenues increased 2.0%, or $1.1 million, and gross profit increased 2.3%, or $688,000, compared to the prior year quarter.

Restaurant. Revenues increased 5.8% to $21.0 million for the quarter ended September 30, 2006 compared to $19.9 million in the prior year quarter, due primarily to the addition of our new sites. Gross profits in the restaurant improved by 3.8%, or $516,000, compared to the prior year quarter, due primarily to the increase in revenues due to the addition of our new sites, partially offset by an increase in food costs. On a comparable unit basis, revenues increased by $257,000 to $18.4 million for the quarter ended September 30, 2006 compared to $18.1 million in the prior year quarter, mostly due to an increase of 3.7% in our average ticket selling price, partially offset by a 2.1% decrease in our customer count. On a comparable unit basis, gross profits of $12.4 million remained relatively flat compared to the prior year quarter.

Costs and Expenses. Total costs and expenses increased 12.2% to $554.9 million for the quarter ended September 30, 2006 compared to $494.4 million in the prior year quarter. Cost of sales increased 13.1%, or $58.0 million, from the prior year quarter mainly due to a 13.6% increase in our cost of fuel, partially due to the addition of our new sites. Operating expenses increased 5.5%, or $2.3 million, to $44.0 million compared to the prior year quarter, due primarily to the addition of our new sites. General and administrative expenses decreased by 1.8%, or $110,000, compared to the prior year quarter, due primarily to lower costs associated with bad debt. On a comparable unit basis, total costs and expenses increased 8.6%, or $39.8 million, from the prior year quarter. On a comparable unit basis, cost of sales increased 9.7%, or $39.9 million, from the prior year quarter, due primarily to a 10.2% increase in our cost of fuel. On a comparable unit basis, operating expenses remained relatively flat compared to the prior year quarter.

Equity in Income of Affiliate. For the quarter ended September 30, 2006, we recognized income of $540,000 related to our investment in the Wheeler Ridge facility in Southern California compared to income of $320,000 for the prior year quarter.

Interest Expense. Interest expense increased 3.5% to $6.7 million compared to $6.4 million in the prior year quarter, due primarily to the increase in our total debt outstanding in the current quarter related to the additional $25.0 million 9% Senior Secured Notes due 2012 issued on July 26, 2005.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2002:

	As of September 30,
	2002	2003	2004	2005	2006
Company-operated	36	37	37	41	43
Franchise operation	21	23	23	22	23

Total Petro Stopping Centers	57	60	60	63	66

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from September 30, 2002 through September 30, 2006, all but four of which are full-sized facilities.

Location	Date Opened
Company-operated:
Sparks, Nevada	December 2002
New Paris, Ohio	February 2005
York, Nebraska	March 2005
Kingsland, Georgia	March 2005
Bordentown, New Jersey	July 2005
Waterloo, New York	November 2005
Spokane, Washington	September 2006

Franchise operation:
Gaston, Indiana	October 2002
Remington, Indiana	July 2005
Colby, Kansas	November 2005
Gadsden, Alabama	November 2005
Napoleon, Ohio	August 2006

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowings under the revolving credit portion of our senior secured credit facility.

Cash Flows From Operations

We had cash flows from operations of $24.2 million and $37.6 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in cash flows was due primarily to variations in the timing of payments for trade accounts payable and due to affiliates for fuel purchases and the increase in operating income for the nine months ended September 30, 2006, partially offset by variations in the timing of payments for other current liabilities.

We had working capital of $2.3 million and $18.0 million at December 31, 2005 and September 30, 2006, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2005 and September 30, 2006. Approximately 92.2% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facility

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was $30.0 million and $28.1 million at December 31, 2005 and September 30, 2006, respectively, subject to certain conditions.

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

At September 30, 2006, we had senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million (of which $35.0 million is available for cash draws and $5.0 million is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries. As of September 30, 2006, we were in compliance with all financial covenants under our senior secured credit facilities.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2008. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 1.50% above the bank’s base rate or 2.25% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.50% per quarter on undrawn funds are paid quarterly. At September 30, 2006, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $11.9 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of September 30, 2006, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2008.

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

On August 3, 2006, we entered into a purchase agreement to acquire an existing truck stop in Crowley, Louisiana for the operation of a future Petro Stopping Center for $2.9 million. On September 1, 2006, this acquisition was completed. This non-operational facility is currently undergoing remodeling and is scheduled for completion during the first quarter of 2007.

Capital expenditures for our existing Petro Stopping Centers totaled $8.2 million for the nine months ended September 30, 2006. We currently expect to invest approximately $4.0 million during the remainder of 2006 on capital expenditures related to regular capital maintenance and improvement projects, as well as volume building projects. Capital expenditures related to new sites on our truck stop network totaled $6.2 million for the nine months ended September 30, 2006, which includes $1.4 million for the acquisition of land in Fairfield, Virginia and $2.9 million for the acquisition of an existing truck stop in Crowley, Louisiana. We currently expect to invest approximately $2.2 million on capital expenditures related to new sites during the remainder of 2006. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9.0% senior secured notes due 2012 and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the nine months ended September 30, 2006, we paid approximately $4.7 million with respect to these distributions. We believe we will distribute approximately $3.4 million in additional distributions to the Holding Partnership during the remainder of 2006 for interest payments, taxes, and administrative expenses.

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

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income for the period. If our estimates are inaccurate, our expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At September 30, 2006, the aggregated liability was approximately $9.7 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At September 30, 2006, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The purpose of this standard is to define fair value and to establish a framework for measuring fair value in generally accepted accounting principles. Although the standard does expand disclosure requirements about fair value measurements, it does not require any new fair value measurements. The effective date for this standard is for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. We are evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status through comprehensive income. The standard also provides guidance as to when to measure the funded status of such plans. The effective date for this standard for companies without publicly traded equity securities, such as ourselves, is for fiscal years ending after June 15, 2007. We have evaluated this standard and concluded that it had no impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Form 10-K. During the quarter ended September 30, 2006, there have been no material changes regarding our market risks from the discussion in our 2005 Form 10-K.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2005 and September 30, 2006:

	December 31, 2005		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$250,000	$251,250	$250,000	$252,500
Average interest rate	9.9%	—	9.9%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.7%	—	7.3%	—
Fixed rate	$572	$572	$—	$—
Interest rate	7.5%	—	—	—

Item 4. Controls and Procedures

As of September 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the third fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: November 13, 2006	By:	/s/ Edward Escudero
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