Form 10-K
period 2006-12-31
PETRO STOPPING CENTERS L P
filed 2007-03-29
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐

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

Petro Stopping Centers

In April 1992, we were formed as a Delaware limited partnership. We are a leading owner and operator of large, multi-service truck stops. Since the opening of the first Petro Stopping Center in 1975, our nationwide network has grown to 66 facilities located in 32 states as of December 31, 2006. Our facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. We believe our competitive advantage is largely attributable to our premier reputation for offering the “quality difference” – which we believe to be a high level of customer service, and the delivery of quality products in a consistently clean and friendly environment. As of December 31, 2006, of our 66 Petro Stopping Centers, 23 were operated by franchisees, which are required to meet our high standards of quality and service.

As of December 31, 2006, of our 43 company-operated Petro Stopping Centers, 37 are full-size locations and six are Petro:2 locations, which provide the same basic fuel and non-fuel services as a full-size Petro Stopping Center, but on a smaller scale and with fewer amenities. We use the Petro:2 format when a desirable location does not offer enough acreage or the traffic flow does not warrant a full-size site. All of our company-operated Petro Stopping Centers are owned or leased by us except for the Wheeler Ridge, California, facility, which is jointly-owned with Tejon Development Corporation. Of our 23 franchised facilities, 17 are full-size locations and six are Petro:2 units.

Our full-size Petro Stopping Centers are built on an average of 27 acres with separate entrances and parking areas for trucks and automobiles. Our full-size facilities can accommodate an average of 262 trucks and an average of 142 cars in spacious and well-lit parking areas. Our locations are designed to provide good traffic flow, reduce accidents, and enhance security for drivers, their trucks, and their freight.

We operate in two reportable operating segments, company-operated truck stops and franchise operations. For additional information regarding our segments, including segment financial information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Explanation of Reporting Format.”

Fuel

Each Petro Stopping Center has a diesel fuel island, which is a self-service facility for professional truck drivers and typically consists of 12 to 14 fueling lanes that feature computer-driven, high-speed dispensers. In addition, gasoline and auto diesel fuel are sold from a separate auto fuel island at 40 of our 43 company-operated locations. Auto fuel islands are typically equipped with four to six fuel dispensers and are accessed by separate “auto-only” entrances, which help to separate auto and truck traffic at our locations.

Non-Fuel (excluding Restaurant)

We offer a variety of truck maintenance and retail services to accommodate the unique needs of professional truck drivers during their extended time on the road. Our Petro:Lube facilities provide “while-you-wait” maintenance service for trucks, such as oil, filter, and lubrication services, tire sales and service, as well as over-the-road break down repairs. Each Petro:Lube sells a number of what we believe to be high-quality brands such as: Mobil Delvac, Shell, and Chevron heavy duty motor oils and Bridgestone, Michelin, Yokohama, Firestone, and BF Goodrich tires. Petro:Lubes primarily feature Mobil’s Delvac brand lubricants as part of our marketing strategy with Exxon Mobil Corporation (“ExxonMobil”), see Item 13, “Certain Relationships and Related Party Transactions.” Each Petro:Lube honors certain manufacturers’ warranties and our warranties for work performed at any Petro:Lube throughout the country. Our travel and convenience stores offer an array of merchandise including food items, clothing, electronics, toiletries, and truck accessories. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. We also lease retail space at some of our Petro Stopping Centers to independent merchants.

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

Each full-size Petro Stopping Center also includes a “Travel Store” located in the main facility. Travel Stores feature merchandise specifically selected to cater to a professional truck driver’s shopping needs during the long periods typically spent away from home. Merchandise categories include food items, clothing, electronics such as televisions, DVD players, satellite radios, and CB radios, as well as toiletries, gifts, and truck accessories such as cables, fuses, reflectors, and antennae. In order to foster a family-friendly environment, we do not sell adult entertainment products. A Travel Store typically carries more than 7,500 SKUs and averages 2,600 square feet of selling space.

Full-size Petro Stopping Centers have an average of 16 private shower facilities. The showers are fully tiled for easy maintenance and are cleaned after each use. Each shower room is equipped with a lock to provide privacy and security.

As of December 31, 2006, we had nationally branded fast food concepts at twelve of our company-operated locations, including three Baskin-Robbins, two Wendy’s, two Blimpie Subs & Salads, two Subway’s, one Tastee Freeze, one Noble Roman’s, one Quiznos Sub, and seven Pizza Hut Express units under franchise and license agreements. In addition, we have introduced our own branded deli program known as “Petro Filling Station” and are selling such deli offerings at 16 company-operated Petro Stopping Centers.

As of December 31, 2006, we were a franchisor to 23 Petro Stopping Centers locations. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales.

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

Competition

The United States truck stop industry is highly competitive and fragmented. We experience competition primarily on two fronts: limited service “pumper” truck stops, which focus on providing fuel, typically at discounted prices, while offering only limited additional products and services; and multi-service travel centers, which offer professional truck drivers and the public a wider range of products and services. We believe there are approximately 3,000 multi-service and pumper truck stops located in the United States. Approximately 26% of the truck stops are operated by five national chains, of which we are one. It has been reported that the same five national chains accounted for approximately 83% of all diesel fuel gallons sold over-the-road for Class 8 trucks.

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

Fuel and Lubricant Suppliers

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Under the terms of one of these agreements, as amended (which we refer to as the fuel agreement), ExxonMobil and Mobil Diesel Supply Corporation (“Mobil Diesel”), a wholly owned subsidiary of ExxonMobil (collectively, the “ExxonMobil Suppliers”) will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, as amended, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreement. See Item 13, “Certain Relationships and Related Party Transactions.”

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2006, we purchased 50.2% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 76.8% of which was third-party fuel purchased through this arrangement, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amount of fuel purchased under these agreements for the year ended December 31, 2006 totaled $907.1 million.

Under our agreements with the ExxonMobil Suppliers, we previously were required to sell ExxonMobil branded diesel fuel at all but two of our company-operated locations. As a result of amendments to these agreements, we no longer sell ExxonMobil branded diesel fuel at any of our company-operated locations.

We entered into another amendment to our fuel agreement as of January 1, 2007, which terminates our annual volume commitments and associated penalties related to our diesel fuel.

Trademarks and Service Marks

We are the owner in the United States of various registered trademarks and service marks, including: Petro Stopping Centers, Petro:Lube, Iron Skillet, Petro:2, Petro Filling Station, and Petro Passport. We grant franchisees the non-exclusive right to use these proprietary marks at franchised locations. We regard our trademarks and service marks as valuable assets and believe that they have significant value in the marketing of our products and services.

Governmental Regulation

Environmental Regulation

Our operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of our business, we use underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. We are also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade our USTs as required by state and federal law, soil and groundwater contamination was discovered at our Corning, California facility. We are currently monitoring the contamination and anticipate some remediation will be required. We anticipate spending $421,000 in remediation costs related to this site, of which we have already spent $258,000, and $163,000 was accrued at December 31, 2006. In addition, we discovered four additional spills at other company-operated locations in April and May of 2005. We do not believe any additional required remediation will have a material adverse effect on our consolidated financial position or results of operations. We believe that all of our USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

Where required or believed by us to be warranted, we take action at our locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by us or other parties. In light of our business and the quantity of petroleum products that we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2004, 2005, and 2006 our total expenditures for environmental matters were approximately $352,000, $415,000, and $366,000, respectively. See Note 2 of notes to consolidated financial statements included herein for a discussion of our accounting policies relating to environmental matters.

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

State and local authorities oversee the video poker offerings at our Shreveport, Louisiana and Egan, Louisiana locations. In order to satisfy state law requirements, we leased the Shreveport, Louisiana fuel island operation and the Egan, Louisiana Petro:2 operation to Petro Truckstops, Inc., a related-party of ours, which operates the video poker offering. Accordingly, Petro Truckstops, Inc. is subject to such state and local regulations.

We believe that all of our Petro Stopping Centers are in compliance in all material respects with applicable laws and regulations. However, new laws and regulations could require us to incur significant additional costs.

Employees

As of December 31, 2006, we had a total of 5,101 employees, of which 4,697 were full-time and 404 were part-time. At that date, 501 of our employees were salaried and performed executive, management, or administrative functions and the remaining 4,600 employees were hourly employees. Approximately 97.0% of our employees worked at our Petro Stopping Centers. None of our personnel are represented by a labor union.

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

We have incurred substantial debt and, as a result, have significant debt service obligations. At December 31, 2006, our total debt was $271.3 million. We also had approximately $28.1 million in additional borrowing availability under our senior secured credit facilities, subject to certain conditions. In 2006, we had interest expense of $26.3 million, $25.0 million of which was paid in cash, and capital expenditures of $19.8 million. During 2006, we generated net income of $20.6 million and cash flow from operations of $37.4 million. In subsequent periods our interest expense may increase because future variable rates of interest may be higher than recent rates and because we may incur additional debt.

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

We have outstanding $250.0 million aggregate principal amount of 9.0% senior secured notes due 2012 (the “9% Notes”).

Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) has outstanding third secured subordinated notes due 2014 with a face amount of $54.4 million (and an initial accreted amount of $44.2 million) and had cash interest expense on those notes of $2.4 million in 2006. As of December 31, 2006, the accreted amount of such notes was $51.2 million. The cash interest expense will increase each year until it reaches $6.8 million per annum beginning in 2010. In 2009, the Holding Partnership may also be required to repurchase the warrants issued by Petro Warrant Holdings Corporation (“Warrant Holdings”), and the Holding Partnership’s mandatorily redeemable preferred interests may be required to be redeemed before these notes mature. The Holding Partnership is entitled to satisfy the obligation to repurchase its warrants by issuing debt securities to warrant holders. Because the Holding Partnership has no other assets, it will either refinance these obligations or rely on us to provide the necessary funds and we may not be able to do so. If the Holding Partnership is unable to satisfy its financial obligations, it would have a material adverse effect on us.

We may not be able to generate the cash necessary to service our debt, which would require us to refinance our debt or default on our scheduled debt payments.

As discussed above, we will need a significant amount of cash to service our debt. Our ability to generate cash depends on the success of our financial and operating performance. Our historical financial results have been, and our future financial results are expected to be, subject to fluctuation. In addition, we may engage in sale and leaseback or other lease transactions, which would increase our operating expenses and/or reduce our cash flow from operations. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to satisfy all our obligations or to fund our other liquidity needs. In addition, the year ended December 31, 2006 reflects better financial performance than any other period presented herein and we may not be able to maintain such improved performance. We do not expect to be able to pay the principal amount of our outstanding notes at maturity with cash flows from operations. Therefore, we will probably need to refinance the notes. We cannot predict whether this will be possible.

Risks Related to Our Business, Strategy, Operations, and Ownership

Our growth strategy could increase risks for our noteholders.

Between 1999 and 2001 and during 2005, we pursued an aggressive growth strategy requiring extensive capital expenditures for purchases of land and construction of Petro Stopping Centers. The resumption of the growth of our network through building new sites or acquiring truck stops could pose significant risks for our noteholders. We anticipate continuing to increase our network size by entering into franchise relationships, lease arrangements, and building new facilities. If available, we may also opportunistically purchase properties that are independently operated and we could expand at a faster pace if we believe there are attractive opportunities. A typical Petro Stopping Center takes approximately 9 to 12 months to build. We estimate that Petro Stopping Centers built in the next several years may, depending on certain factors, cost between $10.0 million and $15.0 million each, including site preparation costs, paving, and local construction costs, but excluding land acquisition costs. Acquiring existing truck stops and conforming them to our requirements would also require significant funds. Additional borrowings or operating leases to finance a growth strategy would increase our debt service costs and could decrease cash flow from operations.

On February 16, 2007, we amended our senior secured credit agreement, among other things, to permit us to (i) lower our applicable rate with respect to Base Rate Loans, Eurodollar Rate Loans, Commitment fee payable, and Letters of Credit Fees, (ii) extend the maturity date of the Revolving and Term Loans until February 9, 2009, and (iii) increase the amount allowed for capital expenditures and for building new Petro Stopping Centers.

We face certain risks related to our acquisitions of truck stops.

We purchased one existing truck stop in 2006. Acquisitions are subject to various risks generally associated with the acquisition of assets, including the financial impact of expenses associated with the integration of acquired assets, the potential loss of customers and employees, and the risk that we overpay for acquisitions.

In addition, acquired sites may carry risks specific to those sites. An acquired truck stop may not perform as well as it had historically, or as well as we expect under our ownership, and we may not be able to successfully integrate the acquired truck stop into our operations. As a result, our estimates of future performance may not prove to be accurate. We can give no assurance that an acquisition will have the desired benefits or that it will not have an adverse effect on our business, financial condition or results of operations.

Since we depend upon franchisees to maintain the scope of our network, our results could be adversely affected if we lose franchisees.

As of December 31, 2006, we had 43 sites owned or operated by us and 23 sites owned and operated by independent franchisees. We are substantially dependent on the stable financial condition of these independent franchisees and their operating in accordance with our standards because they constitute 34.8% of our branded Petro locations and play an important role in our ability to market our nationwide network of Petro Stopping Centers to large fleet customers. In addition, in 2006, we derived 2.3% of our gross profit from franchise royalties and other related franchise payments. A significant decline in the number of locations in our network or in the quality of their services would adversely impact our operating results and our ability to maintain and attract large fleet customers.

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

During 2006, net revenues from our fuel sales accounted for approximately 85.3% of our net revenues. The volume of fuel sold by us and the profit margins associated with these sales are affected by numerous factors outside of our control, including the condition of the long-haul trucking industry, the supply and demand for these products, and the pricing policies of competitors. Fuel sales generate very low gross margins. In 2006, we had gross profit of $68.2 million on net fuel sales of $1.8 billion.

During 2006, we purchased 50.2% of our fuel through the ExxonMobil Suppliers pursuant to fuel supply agreements. Approximately 76.8% of this fuel was third-party fuel purchased through the ExxonMobil Suppliers. These purchases are made by the ExxonMobil Suppliers for us on the open market at prices determined largely by supply and competitive conditions. Thus, our profit margins on fuel can fluctuate substantially in very short periods of time. Gross margin per gallon has declined from 1993 through 2003 and a further material decline in gross margin per gallon would adversely affect our profitability. Despite higher fuel costs in late 2004, 2005, and in early 2006, we had significantly higher than usual gross margin per gallon during that period. Historically, gross margin per gallon has decreased when fuel prices have risen, therefore, we believe our recent improvement in fuel gross margin is a temporary trend from unusual volatility in the fuel market and we have no assurance that we can continue to attain these higher gross margins.

The U.S. truck stop industry is highly competitive and fragmented, and our competitors may have greater resources or other competitive advantages.

The travel center and truck stop industry is highly competitive and fragmented. We believe there are approximately 3,000 multi-service and pumper truck stops located in the United States. Approximately 26% of these truck stops are operated by five national chains, of which we are one. Although we seek to differentiate our products and services by providing the “quality difference,” similar products and services are widely available. Long-haul trucks can obtain the products and services we provide from a wide variety of sources, including their own fueling terminals, large truck stops, limited service fueling facilities, and some large gas stations. Almost all Petro Stopping Centers have at least one competitor within a short distance. Certain of our competitors offer fuel at discount prices, which has caused severe price competition in certain of our markets from time to time. In addition, we compete for the business of long-haul truck fleets, which frequently demand discounts on fuel purchases and in some cases choose to do business in a particular market only with lower cost fuel providers. All these factors combine to produce intense price competition and low margins for our business. In 2006, we had revenues of $2.1 billion, net income of $20.6 million, and operating cash flow of $37.4 million.

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

Our business is dependent upon the trucking industry in general and upon long-haul trucks in particular. In turn, the trucking industry is dependent on economic factors, such as the level of domestic economic activity, interest rates, and operating factors such as fuel prices and fuel taxes, over which we have no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has historically been susceptible to recessionary downturns. In addition, many small trucking companies have filed for bankruptcy protection in recent years. Available data indicate that diesel consumption by the trucking industry has grown more slowly than trucking ton-miles, as technological improvements in truck engines have increased their fuel efficiency. A decline in operations or diesel fuel consumption by the long-haul trucking industry would adversely affect us.

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

In addition, under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances (including petroleum and petroleum products) on, under, in, or migrating from such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result of work done in 1999 to upgrade our storage tanks as required by state and federal law, soil and groundwater contamination was discovered at our Corning, California facility. We are currently monitoring the contamination and anticipate some remediation will be required. We anticipate spending $421,000 in remediation costs related to this site, of which we have already spent $258,000, and $163,000 was accrued at December 31, 2006. Moreover, under certain environmental laws, persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person and regardless of whether the original disposal or treatment activity accorded with applicable requirements. As a result of our business and the quantity of petroleum products we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future for the remediation of such contamination.

A disruption in the supply of fuel could adversely affect our profitability.

Since we maintain approximately a two-to-three day supply of fuel, we would be adversely affected in the event of a disruption in our supply of fuel. In addition, sharp increases in fuel prices at truck stops have historically tended to lead to temporary declines in fuel margins. Fuel prices have risen sharply in the recent past and may continue to rise. We experienced rapid increases in the cost of fuel during late 2004, 2005, and in early 2006 due to the interaction of several factors including low inventories and high demand caused by a spike in the cost of natural gas. Other factors which have had significant effects on fuel prices include: major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries, intervention by OPEC in the form of restricted output, and changes in output by domestic oil refineries, including due to weather related interruptions.

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

In addition, our patronage by customers desiring to purchase fuel accounts for a significant portion of customer traffic has a direct impact on the revenues and profitability of our other operations, including our restaurant and non-fuel operations. Accordingly, any significant reductions in fuel supplies or other reductions in fuel volume would materially adversely affect our results.

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

We own the land and all facilities at 32 of our 43 company-operated Petro Stopping Centers, own all but four acres of the West Memphis, Arkansas site, own all but approximately 8.4 acres of the York, Nebraska site, own the facility and lease the land at the Jackson, Mississippi site, and lease the Effingham, Illinois; North Baltimore, Ohio; Los Baños, California; Angola, Indiana; Sparks, Nevada; Waterloo, New York, and Spokane, Washington sites in their entirety. The Petro Stopping Center located in Effingham, Illinois is leased from an entity owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Petro Stopping Center located in North Baltimore, Ohio is leased from an entity wholly owned by James A. Cardwell, Jr., our President and Chief Operating Officer, who purchased the facility from our previous lessor in January 2002. See Item 13, “Certain Relationships and Related Party Transactions.”

We own real property that is suitable for the construction of new Petro Stopping Centers in Cordele, Georgia; Hermiston, Oregon; Green River, Wyoming; and Fairfield, Virginia.

On August 3, 2006, we entered into a purchase agreement to acquire an existing truck stop in Egan, Louisiana for the operation of a future Petro Stopping Center. On September 1, 2006, this acquisition was completed. This facility commenced operations on March 9, 2007.

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

The agreements require the franchisee to pay us, in addition to initial fees and training fees, a monthly royalty fee and a monthly advertising fee (administered through an advertising fund for national and regional advertising). During the year ended December 31, 2006, our revenues from our franchise locations totaled $5.8 million. In addition, franchisees contributed $533,000 to the advertising programs in 2006.

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

All franchise agreements, except three, are for an initial ten-year term and are automatically renewed for two consecutive five-year terms, unless the franchisee gives a termination notice at least twelve months prior to the expiration of the franchise agreement.

As of December 31, 2006, the current terms of our franchise agreements will expire as follows:

Year	Number of Franchise Agreements Expiring
2007	1
2008	1
2009	4
2010	2
2011	2
2012	5
2013	2
2015	3
2020	1
2021	2

As of December 31, 2006, one franchisee operated four locations, one operated three locations, two operated two locations each, and twelve operated one location each. None of the franchisees are affiliated with us, except Highway Service Ventures, Inc., which operates four of our franchised locations. See Item 13, “Certain Relationships and Related Party Transactions.”

On August 22, 2006, a new franchise operation located in Napoleon, Ohio commenced operations.

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

Retail Fuel Temperature Litigation

We have been named as a defendant in 13 lawsuits where plaintiffs are attempting to establish class actions relating to the temperature at which fuel is sold. The allegation is that although fuel volume expands with increases in fuel temperature, defendants do not adjust the volume of fuel sold based on temperature, resulting in economic damage to retail purchasers of fuel. Nationwide, 36 similar lawsuits have been filed and we are one of more than 100 named defendants in these pending actions. The 13 lawsuits in which we have been named as a defendant have been filed in federal court [California (3 cases), Missouri (2 cases), Kansas, Nevada, Tennessee, Oklahoma, Maryland, Alabama and Mississippi], and in state court in Las Vegas, Nevada. The lawsuits in which we have been named as a defendant allege the following causes of action: violation of various state consumer statutes, civil conspiracy, breach of duty of good faith and fair dealing, quantum meruit/unjust enrichment, breach of contract, negligent misrepresentation, fraudulent misrepresentation, breach of warranty, conversion, violation of the Lanham Act, and unjust enrichment based on over collection but underpayment of federal fuel taxes. The lawsuits seek orders compelling the installation of temperature correction devices at retail dispensers and associated monetary damages, including punitive damages, and attorney’s fees. Management is supporting efforts whereby all of the lawsuits could be consolidated for discovery purposes in a multidistrict litigation case within the next six months. We believe we have several defenses both to class certification and to the merits of the lawsuits which we intend to pursue. We have not recorded a loss contingency liability with respect to these lawsuits, but we believe it is reasonably possible (as defined by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies, as amended”) that we may suffer a loss with respect to one or more of these lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

Other Litigation

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

All of our general and limited partnership interests are owned by our parent, the Holding Partnership, Petro, Inc. (an affiliate of J.A. Cardwell, Sr.), James A. Cardwell, Jr., and Petro Holdings GP, LLC (owned by the Holding Partnership). See Note 1 of notes to consolidated financial statements for the year ended December 31, 2006. Consequently, there is no established public trading market for our equity.

For a description of our distributions to the Holding Partnership, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Short-Term Requirements.”

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements and notes thereto included in Item 8. The selected consolidated financial data as of and for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, have been derived from our audited consolidated financial statements. In the opinion of our management, the audited financial data contains all adjustments necessary to present fairly the selected historical consolidated financial data. The opening, acquisition, and termination of our operating properties or franchise locations during the periods reflected in the following selected financial data materially affect the comparability of such data from one period to another.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Income Statement Data:
Net revenues:
Fuel (including motor fuel taxes)	$684,865	$813,083	$1,045,544	$1,552,574	$1,831,043
Non-fuel	238,060	250,224	260,967	290,985	316,075

Total net revenues	922,925	1,063,307	1,306,511	1,843,559	2,147,118

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	647,039	772,486	994,865	1,490,980	1,762,811
Non-fuel	96,032	101,426	105,483	119,198	129,600
Operating expenses	120,831	129,844	138,076	156,747	170,131
General and administrative	15,288	15,113	17,663	20,567	21,174
Depreciation and amortization	16,376	15,504	15,539	16,691	18,383
(Gain) loss on disposition of fixed assets	(2)	18	86	50	46

Total costs and expenses	895,564	1,034,391	1,271,712	1,804,233	2,102,145

Operating income	27,361	28,916	34,799	39,326	44,973
Write-down of land held for sale	—	(908)	—	—	(16)
Loss on retirement of debt (1)	—	—	(6,164)	—	—
Retired debt restructuring costs (1)	—	—	(794)	—	—
Settlement of insurance recovery	—	—	—	660	—
Equity in income of affiliate	406	476	664	647	1,168
Interest income	61	67	186	321	775
Interest expense, net	(20,931)	(19,514)	(23,791)	(24,848)	(26,343)

Income before cumulative effect of a change in accounting principle	6,897	9,037	4,900	16,106	20,557
Cumulative effect of a change in accounting principle (2)	—	(397)	—	—	—

Net income (3)	$6,897	$8,640	$4,900	$16,106	$20,557

Balance Sheet Data:
(at end of period)
Total assets	$276,764	$275,092	$289,097	$335,692	$352,463
Total debt (1)	191,044	175,479	246,250	271,822	271,250
Partners’ capital (deficit) (1)	26,028	35,082	(18,277)	(8,441)	4,041
Other Financial Data:
Net cash provided by (used in):
Operating activities	$21,563	$28,546	$31,787	$33,443	$37,357
Investing activities	(4,317)	(6,127)	(3,523)	(59,275)	(19,738)
Financing activities	(18,716)	(12,834)	(12,227)	19,037	(7,318)
Capital expenditures (4)	4,022	6,127	5,703	57,382	19,840
Number of truck stops:
(at end of period)
Company-operated	37	37	37	42	43
Franchise operations	23	23	24	22	23

Total	60	60	61	64	66

(1)	These amounts are primarily related to our 2004 Refinancing Transactions referred to herein under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The retired debt restructuring costs in 2004 reflect the write-off of unamortized deferred debt issuance costs associated with retired debt.

(2)	Cumulative effect of a change in accounting principle in 2003 reflects the expensing of the initial estimate of the asset retirement obligations, as required by the adoption of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143.

(3)	No provision for federal income taxes is reflected in the consolidated financial statements as we are a partnership for which federal taxable income and federal tax deductions are passed through to the individual partners.

(4)	Capital expenditures primarily represent the cost of new Petro Stopping Centers, regular capital maintenance, and improvement projects at existing Petro Stopping Centers. Capital expenditures related to new Petro Stopping Centers were $46.3 million and $7.8 million for the years ended December 31, 2005 and 2006, respectively. No capital expenditure in 2002, 2003, or 2004 was related to new Petro Stopping Centers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanation of Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of December 31, 2004, 2005, and 2006, we operated 37, 42, and 43 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2004, 2005, and 2006, the revenues generated from our company-operated truck stops were $1.3 billion, $1.8 billion, and $2.1 billion, respectively.

As of December 31, 2004, 2005, and 2006, we were a franchisor to 24, 22, and 23 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2004, 2005, and 2006, the revenues generated from our franchise operations were $5.7 million, $6.0 million, and $5.8 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying consolidated statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from our franchise agreements.

No provision for federal income taxes is reflected in the accompanying consolidated financial statements as we are a partnership for which federal taxable income and federal tax deductions are passed through to the individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	For the Years Ended December 31,
	2004	2005	2006
	(dollars in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$1,300,811	$1,837,609	$2,141,294
Franchise operations	5,700	5,950	5,824

Total net revenues	$1,306,511	$1,843,559	$2,147,118

Operating income:
Company-operated truck stops	$29,099	$33,376	$39,149
Franchise operations	5,700	5,950	5,824

Total operating income	$34,799	$39,326	$44,973

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$289,097	$335,692	$352,463
Franchise operations	—	—	—

Total assets	$289,097	$335,692	$352,463

Overview of Operating Results

In 2006, our net revenues were $2.1 billion, a 16.5% increase over the prior year. The increase was mainly due to higher fuel revenues, as a result of an increase in our average retail-selling price of fuel and increased fuel gallons sold, improved non-fuel sales, and the addition of six new sites, five of which were opened during 2005. Our net income of $20.6 million was $4.5 million higher than in 2005, due primarily to a $5.6 million increase in operating income, offset by a $1.5 million increase in interest expense caused by an increase in our total outstanding debt, as discussed below in “Results of Operations.”

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•

Non-fuel items, including the sale of merchandise and offering of services including truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	For the Years Ended December 31,
	2004		2005		2006
	(dollars in thousands)
Fuel	$1,045,544	80.0%	$1,552,574	84.2%	$1,831,043	85.3%
Non-Fuel (excluding Restaurant)	188,816	14.5%	214,753	11.7%	234,159	10.9%
Restaurant	72,151	5.5%	76,232	4.1%	81,916	3.8%

Total Net Revenue	$1,306,511	100.0%	$1,843,559	100.0%	$2,147,118	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $262.3 million, $295.9 million, and $313.1 million for the years ended December 31, 2004, 2005, and 2006, respectively.

We lease retail space to independent merchants to operate in some of our truck stop locations. These leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail space within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. Lease terms generally call for a fixed monthly rental payment, while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. We record the revenues generated from these operating leases in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $6.3 million, $7.0 million, and $7.6 million for the years ended December 31, 2004, 2005, and 2006, respectively. For the years ended December 31, 2004, 2005, and 2006, approximately $2.8 million, $3.3 million, and $3.5 million were received from contingent rental agreements, respectively.

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

•

The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15.0% senior discount notes due 2008 (the “Holding Partnership’s 15% Notes”) and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (the remaining portion of the Holding Partnership’s 15% Notes have since been repurchased);

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

2005 Financing Transactions

On July 26, 2005, we completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes were part of our outstanding 9% Notes, of which $225.0 million in aggregate principal amount was issued on February 9, 2004.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview. Net income increased 27.6% to $20.6 million for 2006 compared to $16.1 million for 2005, due primarily to higher operating income, offset by higher interest expense caused by an increase in our total outstanding debt, as discussed below. Our net revenues increased 16.5% to $2.1 billion for the year ended December 31, 2006 from $1.8 billion in 2005. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of six new sites. During 2005, we completed the purchase of three previously franchise-operated locations at New Paris, Ohio, York, Nebraska, and Bordentown, New Jersey, and a new Petro:2 location at Kingsland, Georgia. Additionally, on November 1, 2005, we entered into a lease agreement to convert a franchise location in Waterloo, New York, into a company-operated site. In September 2006, we commenced operations for a company-operated leased site in Spokane, Washington. On a comparable unit basis, net revenues increased 11.7% to $1.9 billion for the year ended December 31, 2006 from $1.7 billion in 2005. A Petro Stopping Center is considered a comparable unit in 2006 if we operated it for twelve months in 2005. During the twelve months ended December 31, 2006, we had 36 company-operated comparable units out of a total of 42 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 8.5% to $170.1 million from $156.7 million in 2005, due primarily to the addition of our six new sites, higher general liability insurance, increased utility costs, and higher credit card fees associated with the increased fuel revenues, offset by lower employee-related costs.

Fuel. Revenues increased 17.9% to $1.8 billion for 2006 compared to $1.6 billion in 2005. Fuel revenues increased due to a 12.6% increase in our average retail-selling price per gallon compared to 2005 related to market conditions, as well as a 4.7% increase in our total fuel gallons sold from 2005, which was mainly due to the addition of our six new sites. On a comparable unit basis, fuel revenues increased 13.4% compared to 2005. Gross profit increased 10.8% to $68.2 million for the year ended December 31, 2006 compared to $61.6 million in the year ended 2005, despite an 18.2% increase in our cost of fuel.

Non-Fuel (excluding Restaurant). Revenues increased 9.0% to $234.2 million for 2006 compared to $214.8 million in 2005 due primarily to a 9.6%, or $19.2 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, primarily due to the addition of our six new sites. On a comparable unit basis, revenues increased 3.2%, or $6.5 million compared to 2005. Gross profit increased 9.1% to $130.5 million for 2006 from $119.6 million in 2005 due to increased sales.

Restaurant. Revenues increased 7.5% to $81.9 million for 2006 compared to $76.2 million in 2005, due to the addition of our new sites, five of which had restaurant operations. On a comparable unit basis, revenues increased 1.0%, or $707,000 for 2006 compared to $71.0 million in 2005. Gross profit in the restaurants improved by 7.2%, or $3.8 million compared to 2005, due to increased revenues, partially offset by an increase in food costs.

Costs and Expenses. Total costs and expenses increased 16.5% to $2.1 billion for 2006 compared to $1.8 billion in 2005. Cost of sales increased 17.5%, or $282.2 million, from 2005 mainly due to an 18.2% increase in our cost of fuel, in addition to costs incurred related to the addition of our six new sites. Operating expenses increased 8.5%, or $13.4 million, to $170.1 million compared to 2005, due primarily to the addition of our six new sites, higher general liability insurance, increased utility costs, and higher credit card fees associated with the increased fuel revenue, offset by lower employee-related costs. General and administrative expenses increased 3.0% to $21.2 million compared to $20.6 million in 2005, due primarily to higher employee-related costs.

Equity in Income of Affiliate. In 2006, we recognized income of $1.2 million related to our investment in the Wheeler Ridge facility in Southern California compared to $647,000 of income for the year ended December 31, 2005.

Interest Expense. Interest expense increased 6.0% to $26.3 million compared to $24.8 million in 2005, due primarily to an increase in our total debt outstanding in 2006 related to the additional $25.0 million 9% Notes issued on July 26, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview. Net income increased 228.7% to $16.1 million for 2005 compared to $4.9 million for 2004, due primarily to costs in 2004 of approximately $7.0 million associated with our 2004 Refinancing Transactions and higher operating income in 2005. Our net revenues increased 41.1% to $1.8 billion for the year ended December 31, 2005 from $1.3 billion in 2004. The increase was mainly due to (i) higher fuel revenues, as a result of an increase in our average retail-selling price of fuel related to market conditions and increased fuel gallons sold, (ii) improved non-fuel sales, and (iii) the addition of five new sites, as discussed above. On a comparable unit basis, net revenues increased 32.9% to $1.7 billion for the year ended December 31, 2005 from $1.3 billion in 2004. A Petro Stopping Center is considered a comparable unit in 2005 if we operated it for twelve months in 2004. During the twelve months ended December 31, 2005, we had 36 company-operated comparable units out of a total of 41 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 13.5% to $156.7 million from $138.1 million in 2004, due primarily to the addition of our five new sites, higher employee-related costs, increased utility costs, and higher credit card fees associated with the increased fuel revenues.

Fuel. Revenues increased 48.5% to $1.6 billion for 2005 compared to $1.0 billion in 2004. Fuel revenues increased due to a 32.8% increase in our average retail-selling price per gallon compared to 2004 related to market conditions, as well as an 11.8% increase in our total fuel gallons sold from 2004, which was partially due to the addition of our five new sites. On a comparable unit basis, fuel revenues increased 40.0% compared to 2004. Gross profit increased 21.5% to $61.6 million for the year ended December 31, 2005 compared to $50.7 million in the year ended December 31, 2004, despite a 49.9% increase in our cost of fuel.

Non-Fuel (excluding Restaurant). Revenues increased 13.7% to $214.8 million for 2005 compared to $188.8 million in 2004 due primarily to a 14.3%, or $25.1 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, primarily due to our five new sites. On a comparable unit basis, revenues increased 6.5%, or $12.2 million compared to 2004. Gross profit increased 13.3% to $119.6 million for 2005 from $105.6 million in 2004 due to increased sales.

Restaurant. Revenues increased 5.7% to $76.2 million for 2005 compared to $72.2 million in 2004, due to the addition of our new sites, four of which had restaurant operations. On a comparable unit basis, revenues decreased 1.7%, or $1.2 million for 2005 compared to $72.2 million in 2004. Gross profit in the restaurants improved by 4.6%, or $2.3 million compared to 2004, due to increased revenues, partially offset by an increase in food costs.

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

Interest Expense. Interest expense increased 4.4% to $24.8 million compared to $23.8 million in 2004, due primarily to the increase in our debt outstanding in 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowings under the revolving credit portion of our credit facility.

Cash Flows

We had cash flows from operations of $33.4 million and $37.4 million for the years ended December 31, 2005 and 2006, respectively. The increase in cash flows was primarily due to the increase in operating income for the year ended December 31, 2006 plus variations in the timing of receipts related to accounts receivables and the timing of payments due to affiliates for fuel purchases, partially offset by the timing of payments for trade accounts payable and other current liabilities.

We had a working capital of $2.3 million and $14.5 million at December 31, 2005 and 2006, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated reduction in our current portion of long-term debt, we had positive working capital at December 31, 2005 and 2006. Approximately 92.4% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facilities was $30.0 and $28.1 million at December 31, 2005 and 2006 respectively, subject to certain conditions.

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

On February 16, 2007, we amended our senior secured credit agreement, among other things, to permit us to, (i) lower the applicable rate with respect to Base Rate Loans, Eurodollar Rate Loans, Commitment fee payable, and Letters of Credit Fees, (ii) extend the maturity date of the Revolving and Term Loans until February 9, 2009, and (iii) increase the amount allowed for capital expenditures and for building new Petro Stopping Centers.

At December 31, 2006, we had senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million (of which $35.0 million is available for cash draws and $5.0 million is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries.

Under the revolving credit portion of our senior secured credit facilities, and as amended on February 16, 2007, as described above, $40.0 million is available on a revolving basis until maturity at February 9, 2009. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 0.75% above the bank’s base rate or 1.75% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.375% per quarter on undrawn funds are paid quarterly. At December 31, 2006, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $11.9 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of December 31, 2006, we had $21.3 million outstanding under our term loan facility. As described above, on February 16, 2007, we amended our senior secured credit agreement so that the outstanding principal amount of our term loan is now due in full on February 9, 2009.

Debt Covenants

Our senior secured credit facilities and the Indenture for our 9% Notes each contain certain covenants that place limitations on the operation of our business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage. As of December 31, 2006, we were in compliance with all financial covenants under our senior secured credit facilities and the Indenture for our 9% Notes.

Liquidity and Capital Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2006

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (including interest)	$389,882	$24,094	$68,014	$45,000	$252,774
Operating distributions to the Holding Partnership (1)	42,526	2,789	7,923	14,192	17,622
New site capital expenditures	1,437	1,437	—	—	—
Operating leases	50,183	6,540	13,176	12,400	18,067
Employment agreements (2)	1,541	1,541	—	—	—
Purchase agreements	1,160	1,160	—	—	—
Other long-term liabilities (3)	8,455	172	113	—	8,170

Total contractual obligations	$495,184	$37,733	$89,226	$71,592	$296,633

(1)	Represents distributions to the Holding Partnership, as permitted by our debt agreements, to allow the Holding Partnership to pay interest on its long-term debt obligations and administrative expenses.

(2)	Represents maximum amounts necessary to satisfy obligations under employment agreements with our Chief Executive Officer and our President and Chief Operating Officer.

(3)	Represents cash outflows by period for certain of our long-term liabilities for which cash outflows could be reasonably estimated. The primary items included are estimates of our asset retirement obligations for our underground storage tank removal costs and sewage plant waste removal costs, as well as accrued environmental expenditures.

In addition to the above, we have an annual minimum purchase commitment associated with our lubricant supply agreement with the ExxonMobil Suppliers as discussed in more detail in Note 8 to notes to consolidated financial statements included herein. We have excluded this purchase obligation from the table above as it cannot reasonably be estimated for tabular presentation.

Short-Term Requirements

Our primary short-term cash requirements include working capital, employment agreements, distributions to the Holding Partnership, interest on our debt, and capital expenditures. We believe that cash flow from operations and our revolving credit facilities should be sufficient to satisfy our short-term operating and capital needs.

Capital expenditures for our existing Petro Stopping Centers totaled $5.7 million, $11.1 million, and $12.0 million for the years ended December 31, 2004, 2005, and 2006, respectively. We currently expect to invest approximately $13.2 million during 2007 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. Capital expenditures related to new sites on our truck stop network totaled $46.3 million and $7.8 million for the years ended December 31, 2005 and 2006, respectively. The 2006 capital expenditures amount related to new sites include the acquisitions of real property located in Fairfield, Virginia and an existing truck stop in Egan, Louisiana. No capital expenditure in 2004 was related to new Petro Stopping Centers. We currently expect to invest approximately $9.8 million on capital expenditures related to new sites during 2007. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9% Notes and agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the year ended December 31, 2006, we paid approximately $8.0 million with respect to these distributions. We believe we will distribute approximately $2.8 million to the Holding Partnership during 2007 for interest payments and administrative expenses.

Long-Term Requirements

Our anticipated long-term cash requirements include indebtedness and operating leases. Other possible long-term uses of cash include:

•	expansion of our network through building or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2007 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities, is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described in Item 1A, “Risk Factors.”

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

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income for the period. If our estimates are inaccurate, our expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2005 and 2006, the aggregated liability was approximately $9.9 million and $9.8 million, respectively, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2005 and 2006, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

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

In June 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes (as amended) – An Interpretation of FASB Statement No. 109.” This Interpretation provides guidance on the recognition threshold and measurement attributes for recognizing and measuring tax positions taken or expected to be taken on a tax return and its effects on the financial statements. The Interpretation also provides guidance on topics such as accounting for interim periods, disclosure, interest and penalties, and derecognition. The effective date for this Interpretation is for fiscal years beginning after December 15, 2006. We have adopted this Interpretation and concluded that it had no impact on our consolidated financial position or results of operations.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, which states the SEC staff’s views on the process of quantifying financial statement misstatements. SAB 108 states that proper consideration is not given by registrants when evaluating the effects of prior year errors on the current year financial statements, which could lead to improper valuation of assets and/or liabilities. As a result, application of SAB No. 108 could result in the restatement of financial statements if errors are deemed to be material in the current year. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted this SAB and noted no errors in our financial statements, when analyzed per this SAB, would be deemed material, hence, no adjustments or restatements are deemed necessary to our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Since 2003, we have not engaged in any hedging activities and have not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with the ExxonMobil Suppliers entered into in July 1999. Under the terms of one of these agreements, as amended (which we refer to as the fuel agreement), the ExxonMobil Suppliers will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, as amended, we purchase lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note 8 of notes to our consolidated financial statements included herein. Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2005 and 2006, we were not party to any futures or option contracts.

As of December 31, 2005 and 2006, the carrying amounts of certain financial instruments employed by us (including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates) are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of our other short-term borrowings and our senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. Our principal market risk as it relates to long-term debt is exposure to changes in interest rates. The fair value of the 9% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$250,000	$251,250	$250,000	$259,375
Average interest rate	9.0%	—	9.0%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.7%	—	7.5%	—
Fixed rate	$572	$572	$—	$—
Interest rate	7.5%	—	—	—

Currently, we are managing our exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, we had only limited involvement with derivative financial instruments and have not used them for trading purposes.

Item 8.	Financial Statements and Supplementary Data

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,048	$37,349
Trade accounts receivable, net	7,318	7,322
Inventories, net	32,223	36,902
Other current assets	3,827	4,443
Due from affiliates	3,981	4,198

Total current assets	74,397	90,214
Property and equipment, net	235,220	237,600
Deferred debt issuance costs, net	10,536	8,779
Other assets	15,539	15,870

Total assets	$335,692	$352,463

Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Other short-term borrowings	$572	$—
Trade accounts payable	27,212	33,258
Accrued expenses and other current liabilities	37,251	37,443
Due to affiliates	7,051	5,047

Total current liabilities	72,086	75,748
Other liabilities	797	1,424
Long-term debt, excluding current portion	271,250	271,250

Total long-term liabilities	272,047	272,674

Total liabilities	344,133	348,422

Commitments and contingencies
Partners’ capital (deficit)
General partner’s	(167)	(138)
Limited partners’	(8,274)	4,179

Total partners’ capital (deficit)	(8,441)	4,041

Total liabilities and partners’ capital (deficit)	$335,692	$352,463

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net revenues:
Fuel (including motor fuel taxes)	$1,045,544	$1,552,574	$1,831,043
Non-fuel	260,967	290,985	316,075

Total net revenues	1,306,511	1,843,559	2,147,118
Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	994,865	1,490,980	1,762,811
Non-fuel	105,483	119,198	129,600
Operating expenses	138,076	156,747	170,131
General and administrative	17,663	20,567	21,174
Depreciation and amortization	15,539	16,691	18,383
Loss on disposition of fixed assets	86	50	46

Total costs and expenses	1,271,712	1,804,233	2,102,145

Operating income	34,799	39,326	44,973
Write-down of land held for sale	—	—	(16)
Loss on retirement of debt	(6,164)	—	—
Retired debt restructuring costs	(794)	—	—
Settlement of insurance recovery	—	660	—
Equity in income of affiliate	664	647	1,168
Interest income	186	321	775
Interest expense	(23,791)	(24,848)	(26,343)

Net income	$4,900	$16,106	$20,557

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	General Partner’s (Deficit)	Limited Partners’ Capital (Deficit)	Total Partners’ Capital (Deficit)
Balances, December 31, 2003	$(212)	$35,294	$35,082
Net income	12	4,888	4,900
Partners’ operating distributions	—	(58,246)	(58,246)
Partners’ minimum tax distributions	—	(13)	(13)

Balances, December 31, 2004	(200)	(18,077)	(18,277)
Net income	41	16,065	16,106
Partners’ operating distributions	—	(6,049)	(6,049)
Partners’ minimum tax distributions	(8)	(213)	(221)

Balances, December 31, 2005	(167)	(8,274)	(8,441)
Net income	52	20,505	20,557
Partners’ operating distributions	—	(2,494)	(2,494)
Partners’ minimum tax distributions	(23)	(5,558)	(5,581)

Balances, December 31, 2006	$(138)	$4,179	$4,041

See accompanying notes to consolidated financial statements.

PETRO STOPPING CENTERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$4,900	$16,106	$20,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,539	16,691	18,383
Write-off of deferred financing costs associated with retired debt	4,009	—	—
Deferred debt issuance cost amortization	2,127	1,687	1,877
Provision for bad debt	157	322	157
Equity in income of affiliate	(664)	(647)	(1,168)
Loss on disposition of fixed assets	86	50	46
Write-down of land held for sale	—	—	16
Other operating activities	39	44	(42)
Increase (decrease) from changes in:
Trade accounts receivable	(1,134)	(4,445)	(161)
Inventories	(2,084)	(4,729)	(4,446)
Other current assets	(1,276)	(764)	(516)
Due from affiliates	933	36	(217)
Due to affiliates	(6,466)	(6,490)	(2,004)
Trade accounts payable	9,891	9,842	4,597
Accrued expenses and other current liabilities	5,730	5,740	278

Net cash provided by operating activities	31,787	33,443	37,357

Cash flows from investing activities:
Proceeds from disposition of fixed assets and land held for sale	2,758	84	3
Purchases of property and equipment	(5,703)	(57,382)	(19,840)
(Increase) decrease in other assets, net	(578)	(1,977)	99

Net cash used in investing activities	(3,523)	(59,275)	(19,738)

Cash flows from financing activities:
Repayments of bank revolver	(4,500)	(43,200)	(17,600)
Proceeds from bank revolver	4,500	43,200	17,600
Repayments of other short-term borrowings	—	—	(572)
Repayments of long-term debt	(179,535)	—	—
Proceeds from long-term debt issuance	250,000	25,000	—
Repayments of capital lease obligations	(4,116)	—	—
Change in book cash overdraft	(8,323)	2,028	1,457
Partners’ operating distribution	(58,246)	(6,049)	(2,494)
Partners’ minimum tax distributions	(13)	(221)	(5,581)
Payment of debt issuance costs	(11,994)	(1,721)	(128)

Net cash (used in) provided by financing activities	(12,227)	19,037	(7,318)

Net increase (decrease) in cash and cash equivalents	16,037	(6,795)	10,301
Cash and cash equivalents, beginning of period	17,806	33,843	27,048

Cash and cash equivalents, end of period	$33,843	$27,048	$37,349

Supplemental cash flow information - Interest paid during the period	$20,206	$22,076	$24,966

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

General Partner

Petro, Inc.

Limited Partners

James A. Cardwell, Jr.

Petro Stopping Centers Holdings, L.P.

Petro Holdings GP, LLC

Petro, Inc. and various individuals and entities affiliated with Petro, Inc. are controlled by the Company’s Chairman and Chief Executive Officer. Petro, Inc. is primarily a holding company with minority interests in the Company and other entities. Petro Holdings GP, LLC is owned by Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”).

The Holding Partnership is a Delaware limited partnership. Petro Holdings Financial Corporation is a co-issuer of certain third secured senior notes (the “Holding Partnership’s Notes”) and was a co-issuer of certain 15.0% senior discount notes due 2008 that have since been redeemed (the “Holding Partnership’s 15% Notes”). Petro Holdings Financial Corporation, the Company and its subsidiaries, Petro Financial Corporation and Petro Distributing, Inc., are subsidiaries of the Holding Partnership. Petro Warrant Holdings Corporation (“Warrant Holdings”) owns a 10.0% common limited partnership in the Holding Partnership and issued the warrants that were sold with the Holding Partnership’s 15% Notes and are exchangeable into all of the common stock of Warrant Holdings.

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

The Holding Partnership’s mandatorily redeemable preferred partnership interests (which are divided into two classes and have a weighted effective interest rate of 9.5%) are owned by J.A. Cardwell, Sr., the Chairman and Chief Executive Officer of the Company, James A. Cardwell, Jr., the President and Chief Operating Officer of the Company, JAJCO II, Inc. (an affiliate of James A. Cardwell, Jr.), Petro, Inc. (an entity controlled by J.A. Cardwell, Sr.) (collectively, the “Cardwell Group”) and Mobil Long Haul, Inc. (“Mobil Long Haul”), an affiliate of Exxon Mobil Corporation (“ExxonMobil”). The Class A preferred partnership interests will be mandatorily redeemable by the Holding Partnership in October 2008 unless prohibited by the Holding Partnership’s limited partnership agreement or debt instruments. The Class B preferred partnership interests are convertible into 3.9% of the common partnership interests in the Holding Partnership at any time prior to their mandatory redemption currently scheduled for July 2009, unless prohibited by the Holding Partnership’s limited partnership agreement or debt instruments. As of December 31, 2006, the debt instruments held by the Company prohibit redemption of both the Class A and Class B preferred partnership interests.

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

•

The repurchase for cash of approximately 54.8% of the Holding Partnership’s 15% Notes and the exchange of approximately 42.2% of the Holding Partnership’s 15% Notes for new senior third secured discount notes due 2014 (the remaining portion of the Holding Partnership’s 15% Notes have since been repurchased);

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

2005 Financing Transactions

On July 26, 2005, the Company completed the sale of $25.0 million aggregate principal amount of 9% Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes were part of the Company’s outstanding 9% Notes, of which $225.0 million in aggregate principal amount was issued on February 9, 2004.

Description of Business

The Company is a leading owner and operator of large, multi-service truck stops known as Petro Stopping Centers. These facilities are situated at convenient locations with easy highway access and target the unique needs of professional truck drivers. Petro Stopping Centers offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores. At December 31, 2006, the Company’s nationwide network consisted of 66 Petro Stopping Centers located in 32 states, of which 43 were company-operated and 23 were franchised.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. Cash equivalents at December 31, 2005 and December 31, 2006 were comprised of short term money market investments in government securities and totaled $7.8 million and $14.7 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable, including accounts receivable purchased for a fee from franchisees. The Company has an accounts receivable billing and collection program that is managed by a third-party billing company. The Company’s maximum exposure to off-balance sheet credit risk is represented by recourse liability for the outstanding balance of accounts receivable, which totaled approximately $5.2 million and $6.3 million at December 31, 2005 and 2006, respectively. A majority of the receivables are not collateralized. The risk, however, is limited due to the large number of entities comprising the customer base and their dispersion across geographic regions. At December 31, 2005 and 2006, the Company had no significant concentrations of credit risk. Management believes that the Company has adequate reserves to cover potential credit risks.

Allowance for Uncollectible Accounts

Accounts receivable are reviewed on a regular basis and the allowance for uncollectible accounts is established to reserve for specific accounts believed to be uncollectible. In addition, the allowance provides a reserve for the remaining accounts not specifically identified. At December 31, 2005 and 2006, the allowance for uncollectible accounts totaled $772,000 and $1.0 million, respectively.

Inventories

Inventories are primarily stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at historical cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated using the shorter of (1) the lease term, as defined for each leased site in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended, or (2) the useful life of the asset. Repairs and maintenance are charged to expense as incurred, and amounted to $5.8 million, $6.7 million, and $7.3 million for the years ended December 31, 2004, 2005, and 2006, respectively. Renewals and betterments are capitalized. Gains or losses on disposal of property and equipment are credited or charged to income.

Leased equipment meeting certain criteria is capitalized and the present values of the related lease payments are recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. The only capital lease the Company was a party to expired in September 2004.

Facilities under development are recorded at cost, and include capitalized interest costs associated with the development of a project. These costs are classified as facilities under development until the project is completed, at which time the costs are transferred to the appropriate property and equipment accounts.

Debt Issuance Costs

Costs incurred in obtaining long-term financing are amortized over the life of the related debt using the effective interest rate method. At December 31, 2005 and 2006, accumulated amortization of debt issuance costs was $2.4 million and $4.3 million, respectively.

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

The Company has a restrictive covenant intangible asset with a historical cost of $500,000 that is amortized on a straight-line basis over a 20-year period. At December 31, 2005 and 2006, accumulated amortization of the restrictive covenant was $131,000 and $156,000, respectively. On an annual basis, the Company evaluates its long-lived assets for possible impairment and to the extent the carrying values exceed fair values, an impairment loss is recognized in operating results.

Joint Venture Investment

Pursuant to the terms of a Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made a capital contribution of $2.0 million for working capital and inventory, which was the Company’s initial investment in this venture. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $664,000, $647,000, and $1.2 million for the years ended December 31, 2004, 2005, and 2006, respectively.

In January 2006, the Company received an $800,000 capital distribution from Petro Travel Plaza.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Held for Sale

The Company records long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. At December 31, 2005 and 2006, the Company reported land held for sale at its carrying value of $4.3 million and $4.2 million, respectively. The Company recognized a loss of $16,000 in 2006 related to land in Girard, Ohio due to a decrease in its fair market value. All of the 2005 and 2006 balances are included in other assets in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Partial Self-Insurance

The Company is partially self-insured, paying for its own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per-occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact the Company’s net income for the period. If the Company’s estimate is inaccurate, the Company’s expenses and net income will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. For the years ended December 31, 2004, 2005, and 2006, aggregated provisions amounted to approximately $9.0 million, $10.5 million, and $10.0 million, respectively. For the years ended December 31, 2004, 2005, and 2006, the Company paid approximately $8.6 million, $8.5 million, and $10.0 million, respectively, on claims related to these partial self-insurance programs. At December 31, 2005 and 2006, the aggregated liability was approximately $9.9 million and $9.8 million, respectively, which the Company believes is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

The Company utilizes estimates in accounting for its Petro Passport loyalty program. The Company records a liability for the estimated redemption of Petro points based on management’s estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If the Company’s estimate is inaccurate, the Company’s related expenses and net income could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At December 31, 2006, the Company believes that the liability related to its Petro Passport loyalty program is adequate to cover future point redemptions.

Environmental Liabilities and Expenditures

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. At December 31, 2005 and 2006, such accrual amounted to $210,000 and $163,000, respectively. These liabilities are exclusive of claims against third parties.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

Asset retirement costs are capitalized as part of the cost of the related long-lived asset and such costs are allocated to expenses using a systematic and rational method. The initial measurement of the Company’s asset retirement obligations are recorded at fair value and an allocation approach for subsequent changes in the measurement of the liability was used. An asset retirement obligation of approximately $587,000 and $984,000 has been recorded as a liability as of December 31, 2005 and 2006, respectively.

A reconciliation of the Company’s asset retirement obligation for the years ended December 31, 2005 and 2006 are as follows:

	2005	2006
	(in thousands)
Beginning	$528	$587
Liabilities incurred	15	8
Liabilities settled	—	—
Revisions of estimate	—	314
Accretion expense	44	74

Ending	$587	$983

In March 2006, the Company had revised its fair values for disposal costs related to its long-lived assets and revised its asset retirement obligation liability and related asset for approximately $314,000.

Revenue Recognition

The Company recognizes revenue from the sale of fuel and non-fuel products and services at the time delivery has occurred and services have been performed.

Franchise Revenues

The Company recognizes net revenue from initial franchise fees and other revenue types from individual franchisees when substantially all significant services to be provided by the Company have been performed. Franchise fees, which are based generally upon a percentage of the franchisees’ sales, are recognized monthly as earned. Given the insignificance of initial franchise fees and other revenue types, the Company reports a combined revenue amount. Revenues from franchise operations aggregated $5.7 million, $6.0 million, and $5.8 million during the years ended December 31, 2004, 2005, and 2006, respectively. There were 24, 22, and 23 franchise locations in operation for the years ended December 31, 2004, 2005, and 2006, respectively. The Company does not allocate any expenses in measuring its franchise segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

Motor Fuel Taxes

Certain motor fuel taxes are collected from consumers and remitted to governmental agencies by the Company. Such taxes were $262.3 million, $295.9 million, and $313.1 million for the years ended December 31, 2004, 2005, and 2006, respectively, and are included in net revenues and cost of sales in the accompanying consolidated statements of operations.

Advertising and Promotion

Costs incurred in connection with advertising and promotion are expensed as incurred, net of reimbursements from franchisees. Net advertising and promotion expenses of $4.7 million, $5.0 million, and $5.4 million were incurred for the years ended December 31, 2004, 2005, and 2006, respectively,

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which are included in operating expenses in the accompanying consolidated statements of operations. Advertising and promotion reimbursements from franchisees totaled $559,000, $545,000, and $533,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success, which is more fully described in Note (11). The Company applies the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995 in accounting for its Option Plan. Accordingly, the cost of employee services received in exchange for partnership interest options are measured on the grant-date at the partnership interests’ fair value, and the cost is recognized over the period during which the employee is required to provide services. The requisite service period for all awards granted under the Option Plan was completed prior to December 31, 2005, and thus SFAS No. 123(R) had no impact on the Company’s result of operations in 2006. No options were granted and no costs related to employee services were recognized during the years ended December 31, 2004, 2005, and 2006.

	For the Years Ended December 31,
	2004	2005	2006
	(in thousands)
Net income - as reported	$4,900	$16,106	$20,557
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1)	—	—

Net income - pro forma	$4,899	$16,106	$20,557

For pro forma disclosure purposes, the Company recognizes compensation costs on a straight-line basis over the related service period. There was no pro forma compensation cost recognized for the year ended December 31, 2005 and 2006.

Income Taxes

The Company is not subject to federal income taxes and pays minimal state income taxes. Results of operations are allocated to the partners in accordance with the provisions of the Company’s Fourth Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) and reported by each partner on its respective federal and state income tax returns. The taxable income or loss allocated to the partners in any one year generally varies substantially from income or loss for financial reporting purposes due to differences between the periods in which such items are reported for financial reporting and income tax purposes.

(3) Inventories

The following is a summary of inventories at December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Motor fuels and lubricants	$11,041	$12,783
Tires and tubes	3,941	6,362
Merchandise and accessories	16,352	16,842
Restaurant and other	1,122	915
Less reserve for obsolescence	(233)	—

Inventories, net	$32,223	$36,902

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company’s reserve for obsolescence related to its merchandise and accessories and restaurant and other inventories. The motor fuels and lubricants inventories generally turn approximately every two to three days and do not become obsolete. The Company’s tires and tubes inventories also generally do not become obsolete. During 2006, the Company began directly adjusting the carrying value of inventory for obsolescence.

(4) Property and Equipment

Property and equipment is summarized at December 31, 2005 and 2006, as follows:

	Estimated Useful Lives	2005	2006
	(years)	(in thousands)
Land and improvements	10	$73,144	$77,012
Buildings and improvements	30	201,144	207,464
Furniture and equipment	3-10	96,396	102,767
Leasehold improvements	7-30	14,854	15,999

		385,538	403,242
Less accumulated depreciation and amortization		(150,318)	(165,642)

Property and equipment, net		$235,220	$237,600

On January 31, 2006, the Company entered into a purchase agreement to acquire real property located in Fairfield, Virginia for the construction of a future Petro Stopping Center. On March 1, 2006, this acquisition was completed.

On August 3, 2006, the Company entered into a purchase agreement to acquire an existing truck stop in Egan, Louisiana for the operation of a future Petro Stopping Center. On September 1, 2006, this acquisition was completed. This facility commenced operations on March 9, 2007.

(5) Leases

Operating Leases

The Company has entered into various operating leases. The operating leases are related to seven Petro Stopping Center locations, three land leases, an office building, and various equipment leases. The leases contain renewal options varying from automatic annual renewals to multiple year options.

A summary of future minimum rental payments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, is as follows:

Fiscal Year Ending	Related Party	Third Party	Total
	(in thousands)
2007	$2,235	$4,305	$6,540
2008	2,235	4,340	6,575
2009	2,235	4,366	6,601
2010	2,235	4,320	6,555
2011	1,525	4,320	5,845
Later years	687	17,380	18,067

Total minimum lease payments	$11,152	$39,031	$50,183

Rent expense under all operating leases was $4.4 million, $4.7 million, and $6.0 million for the years ended December 31, 2004, 2005, and 2006, respectively. Of these rentals, $2.2 million for each of the years ended December 31, 2004, 2005, and 2006 were paid to related-parties. The related-party operating lease transactions, which are more fully described in Note (8), are:

•

The lease by the Company of an office building in which the Company’s principal executive offices are located that is owned by J.A. Cardwell, Sr., the Chairman and Chief Executive Officer of the Company. The Company made annual rent payments of $336,000 for each of the years ended December 31, 2004, 2005, and 2006.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The lease by the Company of the Petro Stopping Center located in Effingham, Illinois from Truck Stop Property Owners, Inc., which is owned by Travis Roberts, an employee of the Company since his rehire in June 2004, and five former employees of the Company. The Company made rental payments of $1.2 million for each of the years ended December 31, 2004, 2005, and 2006.

•

The lease by the Company of the Petro Stopping Center located in North Baltimore, Ohio that was purchased from our previous lessor by TSP Holdings, LLC, a company wholly owned by James A. Cardwell, Jr., the President and Chief Operating Officer of the Company. Effective January 2002, the Company began leasing the site from TSP Holdings, LLC and made rental payments of $682,000 for each of the years ended December 31, 2004, 2005 and 2006.

On November 1, 2005, and as amended April 17, 2006, the Company entered into a lease agreement for a company-operated site located in Spokane, Washington. The initial term of the lease commenced upon the Company’s occupancy of the site on September 26, 2006.

The Company also leases retail space to independent merchants that operate in some of its truck stop locations. The leases relate to retail space in the mall area of the main building, free-standing brokerage buildings located on the property, retail spaces within the company-operated profit centers, and land lease agreements for the operation of truck weighing scales, truck washes, and a free-standing motel operation. The type of space leased at the various truck stop locations is dependent upon the physical layout of each site. Lease terms generally call for a fixed monthly rental payment, while certain lease agreements call for a monthly contingent rental payment that is based on the tenant’s monthly gross receipts and/or revenues. The Company records the revenues generated from these operating leases in Non-Fuel Revenues. The revenues received from the independent merchants in connection with these lease agreements were $6.3 million, $7.0 million, and $7.6 million for the years ended December 31, 2004, 2005, and 2006, respectively. For the years ended December 31, 2004, 2005, and 2006, approximately $2.8 million, $3.3 million, and $3.5 million, were received from contingent rental agreements, respectively.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt and Other Short-Term Borrowings

Long-term debt and other short-term borrowings at December 31, 2005 and 2006 are presented below:

	2005	2006
	(in thousands)
Short-term borrowing, under a loan agreement with Concord Premium Finance, Inc., with a scheduled maturity of November 30, 2006 and an interest rate of 7.5%. Three quarterly principal and interest payments of approximately $198,000 were due beginning March 1, 2006.	$572	$—

Four-year revolving line of credit, under the senior secured credit facility, as amended, with a scheduled maturity of February 9, 2008, in an amended aggregate principal amount of $40.0 million ($35.0 million available for cash draws and $5.0 million restricted to the issuance of letters of credit). Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.25% is payable quarterly. Commitment fees of 0.5% on undrawn funds are paid quarterly. Borrowings are collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).

	—	—

Four-year term loan, under the senior secured credit facility, as amended, with a scheduled maturity of February 9, 2008, in an original amount of $25.0 million, as amended to $21.3 million. Quarterly principal payments of approximately $1.3 million each on March 31, 2004, June 30, 2004, and September 30, 2004 were made. Remaining principal is due in full at maturity. Interest at either the bank’s base rate plus 1.5% or the Eurodollar rate plus 2.25% is payable quarterly. The weighted average interest rate was 7.5% at December 31, 2006. The term loan is collateralized by substantially all of the Company’s assets and the guarantees of each of the Company’s subsidiaries. See Note (1).

	21,250	21,250
9% Senior Secured Notes due 2012 in an aggregate principal amount of $225.0 million and $25.0 million issued on February 9, 2004 and July 26, 2005, respectively. Interest on the 9% Notes is payable on February 15 and August 15 of each year, effective August 15, 2004. The 9% Notes are subordinate to the loans under the senior secured credit facility to the extent of the value of the assets securing such loans. See Note (1).	250,000	250,000

Total long-term debt and other short-term borrowings	271,822	271,250
Less current portion and other short-term borrowings	572	—

Long-term debt, excluding current portion and other short-term borrowings	$271,250	$271,250

The Company had $10.1 million and $11.9 million of standby letters of credit outstanding under the revolving credit portion of the Company’s senior secured credit facilities at December 31, 2005 and 2006, respectively. For each of the years ended December 31, 2005 and 2006, approximately $6.8 million of these letters of credit were required to be posted with the Company’s insurance carriers in connection with the Company’s obtaining liability and other insurance coverages.

The senior secured credit facilities and the Indenture for the 9% Notes each contain certain covenants that place limitations on the operation of the Company’s business, including without limitation, covenants with respect to the following matters: (i) limitation on incurrence of debt; (ii) limitation on operating leases; (iii) limitation on restricted payments; (iv) limitation on liens; (v) limitation on dividends and other payments affecting restricted subsidiaries; (vi) limitation on issuance and sale of capital interests in restricted subsidiaries; (vii) limitation on asset sales; (viii) limitation on transactions with affiliates; (ix) limitation on sale and leaseback transactions; (x) limitation on creation of unrestricted subsidiaries; and (xi) in the case of the senior secured credit facilities, financial covenants covering leverage, capital expenditures, EBITDA (as defined therein), and fixed charge coverage. As of December 31, 2006, the Company was in compliance with all financial covenants under the senior secured credit facilities and the Indenture for the Company’s 9% Notes.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s restricted subsidiaries include its subsidiaries Petro Financial Corporation and Petro Distributing, Inc. The Company does not have any unrestricted subsidiaries.

The following are the estimated principal payment requirements on long-term debt under the senior secured credit facilities and 9% Notes:

Fiscal Year Ending	(in thousands)
2009	$21,250
2012	250,000

Total	$271,250

(7) Accrued Expenses and Other Liabilities

The following is a summary of accrued expenses and other liabilities at December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Accrued expenses:
Employee related expenses	$15,731	$13,876
Taxes payable - sales, fuel, and property	5,550	5,729
Interest expense	8,662	8,438
Other	7,308	9,400

Total	$37,251	$37,443

(8) Related-Party Transactions

Amounts due to and from affiliates as of December 31, 2005 and 2006 consist of the following:

	2005	2006
	(in thousands)
Due from affiliates:
Petro Truckstops, Inc.	$1,413	$1,363
Petro Travel Plaza, LLC	1,171	1,405
Cardwell Group	787	738
El Paso Amusement Company	156	43
C&R Distributing, Inc.	211	305
ExxonMobil	—	150
Other	243	194

Total	$3,981	$4,198

Due to affiliates:
Mobil Diesel Supply Corporation	$3,785	$490
ExxonMobil	1,597	2,279
Petro Travel Plaza, LLC	1,241	1,340
C&R Distributing, Inc.	290	784
El Paso Amusement Company	132	154
Volvo	6	—

Total	$7,051	$5,047

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 1999, the Company entered into two ten-year supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, the Company has the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements, as amended (which is referred to as the fuel supply agreement), ExxonMobil and Mobil Diesel (collectively, the “ExxonMobil Suppliers”) will supply the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets, and under the other of these agreements, as amended (which is referred to as the lubricant supply agreement), the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in that agreement.

As of December 31, 2006, none of the diesel fuel sold at our company-operated Petro Stopping Centers was branded Mobil Diesel, and all of the company-operated Petro:Lubes featured Mobil Delvac lubricants. The contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) previously required that the Company purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers the Company operates, and other circumstances therein described. For 2006, the Company’s annual volume commitment was 2.1 million gallons of Mobil lubricants under the lubricant supply agreement, which constituted approximately 95.2% of the Company’s lubricant requirements. For 2006, the Company’s annual volume commitment for Mobil diesel fuel was not in effect.

Prior to January 1, 2007, if the Company did not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would have been $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening or closing of sites). In connection with the 2004 Refinancing Transactions, the Company amended the ExxonMobil Supply Agreements. That amendment contemplated that the Company would purchase fuel from other suppliers, and provided that the penalty would be multiplied by a fraction, the numerator of which is the average of Company’s trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, the Company had an incentive to reduce its accounts payable to the ExxonMobil Suppliers during each year. In 2004 and 2005, the Company incurred penalties of approximately $422,000 and $234,000, respectively. No penalties were incurred during the year ended December 31, 2006. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of the Company’s diesel fuel demand at its locations, Mobil Diesel purchases such additional diesel fuel from third party suppliers and then sells it to the Company. In such cases the Company can designate a third party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and the Company entered into an outsourcing agreement to document the responsibilities associated with the day-to-day operations of Mobil Diesel, including the ability of the Company personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

The Company purchases diesel fuel and gasoline for each of its company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2006, the Company purchased 50.2% of its diesel fuel and gasoline through the ExxonMobil Suppliers,

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 76.8% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements were $738.6 million, $900.8 million, and $907.1 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Under the agreements with the ExxonMobil Suppliers, the Company previously was required to sell ExxonMobil branded diesel fuel at all but two of its company-operated locations. As a result of the amendments to these agreements, the Company does not sell ExxonMobil branded diesel fuel at any of its company-operated locations.

The Company entered into another amendment to its fuel agreement as of January 1, 2007, which terminates the Company’s annual volume commitments and associated penalties related to the Company’s diesel fuel.

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), the Company currently purchases Chevron branded gasoline and motor oils at cost for three of its Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires the Company to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, the Company entered into a product services agreement with C&R under which C&R provides the Company with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides the Company with fuel hauling within various specified markets designated by the Company under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge the Company for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The C&R fuel agreement is exclusive but allows the Company to cancel the agreement with 30 days’ prior notice. The C&R product services agreement is non-exclusive and allows the Company to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to the Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees charged by C&R to the Company aggregated $11.2 million, $8.4 million, and $10.4 million for the years ended December 31, 2004, 2005, and 2006, respectively.

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

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. The Company entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of its Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., the Company agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by the Company is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as the Company’s reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to the Company are intended to be approximately equal to the gross profit received by the above entities. The Company’s revenues in connection with the C&PPR agreement were $59,000, $58,000, and $55,000 for the years ended December 31, 2004, 2005, and 2006, respectively. The

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s revenues in connection with the Petro Truckstops agreement were $45,000, $49,000, and $38,000 for the years ended December 31, 2004, 2005, and 2006, respectively. The Company’s revenues in connection with the Petro Beverage, Inc. agreement were $7,000, $9,000, and $11,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with the Company (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by the Company and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, the Company and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. The Company received $28,000, $30,000, and $31,000 for the years ended December 31, 2004, 2005, and 2006, respectively, representing its share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. James A. Cardwell, Jr. sold his ownership to a non-related third-party entity and no longer has ownership in Motor Media.

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and the Company, EPAC furnishes and services video and other games for the company-operated Petro Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term which expired March 31, 2006. The Amended Amusement Agreement is automatically renewed for successive one-year terms unless either party provides a written notice of termination at least 90 days prior to the termination of any renewal term. As of December 31, 2006, the Amended Amusement Agreement covered 32 of the company-operated Petro Stopping Centers. Of those 32 sites, the Company and EPAC are entitled to 50% each of the revenues generated by the games at 24 of those sites, while there are seven sites in which the Company and EPAC are entitled to 60% and 40%, respectively, of such revenues, and one site in which the Company and EPAC are entitled to 55% and 45%, respectively, of the revenues generated by the games. For the years ending December 31, 2004, 2005, and 2006, we received $2.1 million, $1.9 million, and $1.8 million, respectively, representing the Company’s share of the revenues under the Amended Amusement Agreement.

Since June 1993, the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, which is owned 100% by James A. Cardwell, Jr. In order to satisfy state law requirements, in February 2000, the Company leased the Shreveport fuel island operation to Petro Truckstops, which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between the Company and Petro Truckstops, the Company receives rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2004, 2005, and 2006. The Company also receives a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2004, 2005, and 2006. Additionally, the Company sells diesel fuel to the Shreveport location that aggregated to $20.8 million, $35.4 million, and $40.3 million for the years ended December 31, 2004, 2005, and 2006, respectively.

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

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. The Company leases the Effingham site under a lease that expired in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. The Company has three consecutive options to renew the lease for terms of five years each at rental rates

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equal to the base rent, plus certain adjustments at the time of renewal. The Company has exercised its first option to renew the lease for an additional five year term expiring in May 2011. The Company also has the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. The Company made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2004, 2005, and 2006.

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

Pursuant to the terms of a Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), the Company formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among the Company, Tejon, and Tejon Ranch Company, as guarantor, the Company made a capital contribution of $2.0 million for working capital and inventory, which was the Company’s initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. The Company received management fees of $374,000 for the year ended December 31, 2004 and $386,000 for each of the years ended December 31, 2005 and 2006. Additionally, the Company is responsible for the administrative, accounting, and tax functions of the Petro Travel Plaza and received $30,000 for each of the years ended December 31, 2004, 2005, and 2006 for these services. As a 40.0% member of Petro Travel Plaza, the Company receives 40.0% of the location’s operating earnings, which is accounted for using the equity method. The Company’s 40.0% share amounted to income of $664,000, $647,000, and $1.2 million for the years ended December 31, 2004, 2005, and 2006, respectively. In January 2006, Petro Travel Plaza made its first capital distribution, of which the Company received its 40.0% share for an amount of $800,000. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. Management believes none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of the Company’s other franchise agreements. For the years ended December 31, 2004, 2005, and 2006, the Company purchased receivables from HSV in the amounts of $9.3 million, $10.9 million, and $12.0 million, respectively. The Company received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $21,000, $18,000, and $17,000 for the years ended December 31, 2004, 2005, and 2006, respectively. Additionally, the Company received franchise fees from HSV of approximately $1.2 million for the year ended December 31, 2004, and $1.3 million for each of the years ended December 31, 2005, and 2006.

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

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more of the debt obligations, which remains uncured and/or is not otherwise waived, (ii) all amounts owing on the debt obligations that are in default become immediately due and payable, and (iii) all real and personal property, if any, liable for securing the debt obligations that are in default has been exhausted or otherwise disposed of to satisfy the debt obligations.

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2004, 2005, and 2006 were $12,000, $202,000, and $5.4 million, respectively. The Company’s indebtedness permits it to distribute funds to the Holding Partnership in order to permit the Holding Partnership to meet these obligations.

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

Distributions

Under the terms of the Partnership Agreement, the Company is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by the Company. Tax distributions are based on separate allocations of taxable income of the Company. Distributions for the years ended December 31, 2004, 2005, and 2006, were $13,000, $221,000, and $5.6 million, respectively.

Under the Indenture for the 9% Notes and the agreement governing the senior secured credit facilities, the Company is permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the year ended December 31, 2006, the Company paid approximately $8.0 million with respect to these distributions. The Company believes it will distribute approximately $2.8 million to the Holding Partnership during 2007 for interest payments and administrative expenses.

The following table reflects total cash distributions paid to the Holding Partnership:

	For the Years Ended December 31,
	2004	2005	2006
	(in thousands)
Cash dividends paid	$58,259	$6,262	$8,016

As of December 31, 2006, the historical net book value of assets and liabilities was approximately $21.4 million greater than the associated net tax basis of those assets and liabilities.

Allocations of Income

In any fiscal year, the Company’s profits shall be allocated first to those partners to whom losses have previously been allocated, then pro rata among the common limited partners. Losses for any fiscal year shall be allocated to the common partners.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon liquidation of the Company, the proceeds will be distributed first to creditors; next, pro rata, to partners who have distribution shortfalls; then to common partnership interests to the extent of unrecovered capital, and lastly, pro rata, to the partners in accordance with their positive capital account balances.

(10) Employee Benefits

The Company sponsors a defined contribution retirement plan under Internal Revenue Code Section 401(k) covering substantially all of its employees (the “Plan”). Company contributions equal 50.0% of the participants’ contributions up to 4.0% of the participants’ annual salary and aggregated approximately $430,000, $458,000, and $389,000 for the years ended December 31, 2004, 2005, and 2006, respectively. Other than those discussed below, there were no other post employment or retirement plans at December 31, 2004, 2005, and 2006.

In December 2002, the Company amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Company matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of the Company with respect to these benefits. The total of participant deferrals, which is reflected in accrued expenses and other liabilities, was $1.3 million, $1.4 million, and $1.1 million at December 31, 2004, 2005, and 2006, respectively. The Company’s matched deferral expenses for the years ended December 31, 2004 and 2005 totaled $76,000 and $78,000, respectively. The Comp Plan was frozen as of January 1, 2005 and there have been no new deferrals under the Comp Plan.

Effective January 1, 2006, the Company implemented an Executive Savings Plan for senior and executive management as a component of the Company’s executive compensation package. Under this plan, participants may contribute up to 15.0% of the participant’s compensation on an after tax basis up to a maximum contribution of $15,000 per year. This plan is a non-qualified, voluntary, after tax bonus plan. The Company will match 30.0% of the participant’s contribution up to a maximum of $4,500 per year. Participants contributing 4.0% or greater of their base salary will also receive an additional match from the Company of 2.0% of the participant’s base salary. The Company’s matches will vest on a three year vesting schedule. The Company’s matched expenses for the year ended December 31, 2006 totaled $130,000.

(11) Partnership Interests Option Plan

The Holding Partnership has established an equity incentive plan (“Option Plan”) to attract and retain key personnel, including senior management, and to enhance their interest in the Company’s continued success. The Company applies SFAS No. 123(R) which replaces the original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995 in accounting for its Option Plan. Accordingly, the cost of employee services received in exchange for partnership interest options are measured on the grant-date at the partnership interests’ fair value, and the cost is recognized over the period during which the employee is required to provide services. The requisite service period for all awards granted under the Option Plan was completed prior to December 31, 2005, and thus SFAS No. 123(R) had no impact on the Company’s results of operations in 2006. No options were granted and no costs related to employee services were recognized during the years ended December 31, 2004, 2005, and 2006.

All options are for equity interests in the Holding Partnership. Options are granted at fair value on the grant-date. As an entity without publicly traded equity securities, the Board of Directors must determine in good faith the fair value of the option on the grant-date. In the event of very recent transactions involving the Holding Partnership’s partnership interests, the fair value of the option is based on the value of the interests determined in those transactions. In the absence of very recent transactions, the plan provides a formula for determining an approximation of the fair value based on a multiple of the

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holding Partnership’s latest four quarters of EBITDA, less indebtedness, and the mandatorily redeemable preferred partnership interests. The 2000 market price ($3,086 per .01% interest) was determined by the provisions of the plan since there were no recent transactions. Based on facts and circumstances at the time, the Board of Directors concluded the amount as determined by the provisions of the plan was a reasonable determination of the fair value.

Vesting occurs over four years at 25.0% per year. At December 31, 2006, all of the partnership options were exercisable, at a weighted average exercise price of $2,930, and all of which expire from 2007 to 2010. Participants become fully vested upon the occurrence of a Change in Control (as defined in the plan), upon a sale of substantially all of the assets of the Company, upon the liquidation of the Company, upon the Company’s consummation or adoption of a plan to make an Extraordinary Distribution or Redemption (as defined in the plan) or a closing of an initial public offering of equity securities. Options may be exercised at any time, to the extent that such options are exercisable. All options expire on the earlier to occur of (i) the tenth anniversary of the date the option was granted, (ii) one year after the participant ceases to be an employee of the Company due to retirement, death or disability, (iii) immediately, if the participant ceases to be an employee of the Company for cause, or (iv) ninety days after the occurrence of the termination of the participant’s employment with the Company, for any reason other than (ii) or (iii) above. A participant, as defined in the plan, shall have no rights as a limited partner until the date the participant is duly admitted into the partnership. In general, a Class B Common Limited Partner may not participate in partnership profits, losses or gains, or participate in distributions from operations or receive tax distributions; however, a participant may participate in liquidating distributions. Additionally, a Class B Common Limited Partner shall not have any voting rights.

Mr. Zine was granted options separately from the Option Plan to acquire a 3.91% ownership in the Holding Partnership at an exercise price of $2,814. These options became fully vested and exercisable to purchase partnership interests in the Holding Partnership as a result of the 1999 recapitalization transaction.

A summary of the status of the Holding Partnership’s total outstanding partnership interest options as of December 31, 2004, 2005, and 2006, and changes during the years then ended is as follows:

	Percentage Interests	Exercise Price (1)
Options outstanding at December 31, 2003	8.64	$2,992
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.47)	4,051

Options outstanding at December 31, 2004	8.17	$2,931
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.36)	2,814
Options outstanding at December 31, 2005	7.81	$2,937
Granted	—	—
Exercised	—	—
Expired/Cancelled/Forfeited	(0.10)	3,518

Options outstanding at December 31, 2006	7.71	$2,930

(1)	Weighted average per .01% interest

(12) Commitments, Contingencies, and Guarantees

Retail Fuel Temperature Litigation

The Company has been named as a defendant in 13 lawsuits where plaintiffs are attempting to establish class actions relating to the temperature at which fuel is sold. The allegation is that although fuel volume expands with increases in fuel temperature, defendants do not adjust the volume of fuel sold based on temperature, resulting in economic

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

damage to retail purchasers of fuel. Nationwide, 36 similar lawsuits have been filed and the Company is one of more than 100 named defendants in these pending actions. The 13 lawsuits in which the Company has been named as a defendant have been filed in federal court [California (3 cases), Missouri (2 cases), Kansas, Nevada, Tennessee, Oklahoma, Maryland, Alabama, and Mississippi], and in state court in Las Vegas, Nevada. The lawsuits in which the Company has been named as a defendant allege the following causes of action: violation of various state consumer statutes, civil conspiracy, breach of duty of good faith and fair dealing, quantum meruit/unjust enrichment, breach of contract, negligent misrepresentation, fraudulent misrepresentation, breach of warranty, conversion, violation of the Lanham Act, and unjust enrichment based on over collection but underpayment of federal fuel taxes. The lawsuits seek orders compelling the installation of temperature correction devices at retail dispensers and associated monetary damages, including punitive damages, and attorney’s fees. The Company is supporting efforts whereby all of the lawsuits could be consolidated for discovery purposes in a multidistrict litigation case within the next six months. The Company believes it has several defenses both to class certification and to the merits of the lawsuits which it intends to pursue. The Company has not recorded a loss contingency liability with respect to these lawsuits, but believes it is reasonably possible (as defined by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies, as amended”) that the Company may suffer a loss with respect to one or more of these lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

Other Litigation

From time to time the Company is involved in ordinary routine litigation incidental to the business for which estimates of losses have been accrued, when appropriate. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(13) Financial Instruments

Since 2003, the Company has not engaged in any limited hedging activities and has not entered into significant long-term contracts with fuel suppliers other than the two ten-year supply agreements with the ExxonMobil Suppliers entered into in July 1999. Under the terms of one of these agreements, as amended (which is referred to as the fuel supply agreement), the ExxonMobil Suppliers supplied the company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets and under the other of these agreements, as amended, the Company purchases lubricants, based upon minimum purchase commitments, at the prices set forth in the agreements. See Note (8). Both supply agreements qualify as normal purchasing contracts and as such are not accounted for as derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). As of and for the years ended December 31, 2005 and 2006, the Company was not a party to any futures or option contracts.

As of December 31, 2005 and 2006, the carrying amounts of certain financial instruments employed by the Company (including cash and cash equivalents, trade accounts receivable, trade accounts payable, and amounts due from/to affiliates) are representative of fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s other short-term borrowings and its senior secured credit facilities approximate fair value due to the floating nature of the related interest rates. The Company’s principal market risk as it relates to long-term debt is its exposure to changes in interest rates. The fair value of the 9% Notes has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the amount at which they could be settled, based on quoted market prices or estimates obtained from dealers.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the carrying amount and estimated fair value of the Company’s financial instruments, as of December 31:

	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Long-term debt and other short-term borrowings
Fixed rate	$250,000	$251,250	$250,000	$259,375
Average interest rate	9.0%	—	9.0%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	5.7%	—	7.5%	—
Fixed rate	$572	$572	$—	$—
Interest rate	7.5%	—	—	—

Currently, the Company is managing its exposure to interest rates using a mix of fixed and floating rate debt as deemed appropriate by management. Historically, the Company had only limited involvement with derivative financial instruments and had not used them for trading purposes.

(14) Environmental Matters

The Company’s operations and properties are subject to extensive federal and state legislation, regulations, and requirements relating to environmental matters. In the operation of the Company’s business, it uses underground and above ground storage tanks (each a “UST”) to store petroleum products and waste oils. Statutory and regulatory requirements for UST systems include requirements for tank construction, integrity testing, leak detection and monitoring, overfill and spill control, and mandate corrective action in case of a release from a UST into the environment. The Company is also subject to regulation in certain locations relating to vapor recovery and discharges into water. As a result of work done in 1999 to upgrade the Company’s USTs as required by state and federal law, soil and groundwater contamination was discovered at the Company’s Corning, California facility. The Company is currently monitoring the contamination and anticipates some remediation will be required. The Company anticipates spending $421,000 in remediation costs related to this site, of which the Company has already spent $258,000, and $163,000 was accrued at December 31, 2006. In addition, the Company discovered four additional spills at other company-operated locations in April and May of 2005. Management does not believe any additional required remediation will have a material adverse effect on the Company’s consolidated financial position or results of operations. Management believes that all of the Company’s USTs are currently in compliance in all material respects with applicable environmental legislation, regulations, and requirements.

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

Where required or believed by the Company to be warranted, the Company takes action at its locations to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. In light of the Company’s business and the quantity of petroleum products that it handles, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future. For the years ended December 31, 2004, 2005, and 2006, the Company’s expenditures for environmental matters were approximately $352,000, $415,000, and $366,000, respectively. See Note (2) for a discussion of the Company’s accounting policies relating to environmental matters.

The Company carries pollution legal liability insurance and storage tank liability insurance to cover likely and reasonably anticipated potential environmental liability associated with its business.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While management believes that this coverage is sufficient to protect the Company against likely environmental risks, the Company cannot make assurances that its insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s business, assets, or results of operations.

The Company accrues liabilities for certain environmental remediation activities consistent with the policy set forth in Note (2). At December 31, 2005 and 2006, this accrual amounted to $210,000 and $163,000, respectively. The Company’s accrual for environmental remediation expenses is based upon initial estimates obtained from contractors engaged to perform the remediation work as required by local, state, and federal authorities. It is often difficult to predict the extent and the cost of environmental remediation until work has commenced and the full scope of the contamination determined. Accruals are periodically evaluated and updated as information regarding the nature of the clean up work is obtained. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position or results of operations of the Company. Actual results, however, could differ from estimated amounts and those differences could be material. At December 31, 2005 and 2006, the Company has recognized receivables of approximately $572,000 and $730,000, respectively, in the consolidated balance sheets related to recoveries of certain remediation costs from third parties.

(15) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of December 31, 2004, 2005, and 2006, the Company operated 37, 42, and 43 multi-service truck stops in the United States, respectively. Full-size Petro Stopping Centers are built on an average of 27 acres situated at convenient locations with easy highway access. They can accommodate an average of 262 trucks and an average of 142 cars in spacious and well-lit parking areas. The Company’s locations are designed to provide good traffic flow, reduce accidents, and enhance security for the drivers, their trucks, and freight. Within the Petro Stopping Center network, the Company offers standardized and consistent products and services to accommodate the varied needs of professional truck drivers and other highway motorists. Generally, these include separate gas and diesel fueling islands, its home-style Iron Skillet restaurants, truck maintenance and repair services, and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during long periods away from home. In addition, a typical Petro Stopping Center provides amenities and services such as telephone, fax, photocopying, Internet access, postal services, certified truck weighing scales, truck washes, laundry facilities, private showers, video games, and television and/or movie rooms. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. During the years ended December 31, 2004, 2005, and 2006, the revenues generated from the company-operated truck stops were $1.3 billion, $1.8 billion, and $2.1 billion, respectively.

As of December 31, 2004, 2005, and 2006, the Company was a franchisor to 24, 22, and 23 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee’s sales. For the years ended December 31, 2004, 2005, and 2006, the revenues generated from the Company’s franchise operations were $5.7 million, $6.0 million, and $5.8 million, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the Company’s accompanying consolidated statements of operations. The Company does not allocate any expenses in measuring this segment’s profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(16) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces the

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

original Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995. This standard addresses the accounting for transactions where an entity obtains employee services in share-based payment transactions. The effective dates vary depending on the type of reporting entity. Non-public companies, such as the Company, must apply the revised standard as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has adopted this revised standard and concluded that it had no impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (as amended),” an amendment of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard focuses on the recognition and valuation for all separately recognized servicing assets and liabilities. It requires that entities separately recognize a servicing asset or liability when they undertake, through a servicing contract, an obligation to service a financial asset. The effective date for this standard is for fiscal years that begin after September 15, 2006. The Company is evaluating the impact of this standard on its consolidated financial statements. Management does not believe that the adoption of this standard will have a significant impact on the Company’s results of operations.

In June 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes (as amended) – An Interpretation of FASB Statement No. 109.” This Interpretation provides guidance on the recognition threshold and measurement attributes for recognizing and measuring tax positions taken or expected to be taken on a tax return and its effects on the financial statements. The Interpretation also provides guidance on topics such as accounting for interim periods, disclosure, interest and penalties, and derecognition. The effective date for this Interpretation is for fiscal years beginning after December 15, 2006. The Company has adopted this Interpretation and concluded that it had no impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The purpose of this standard is to define fair value and to establish a framework for measuring fair value in generally accepted accounting principles. Although the standard does expand disclosure requirements about fair value measurements, it does not require any new fair value measurements. The effective date for this standard is for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those fiscal years. The Company is evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status through comprehensive income. The standard also provides guidance as to when to measure the funded status of such plans. The effective date for this standard for companies without publicly traded equity securities, such as the Company, is for fiscal years ending after June 15, 2007. The Company has evaluated this standard and concluded that it had no impact on its consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, which states the SEC staff’s views on the process of quantifying financial statement misstatements. SAB 108 states that proper consideration is not given by registrants when evaluating the effects of prior year errors on the current year financial statements, which could lead to improper valuation of assets and/or liabilities. As a result, application of SAB No. 108 could result in the restatement of financial statements if errors are deemed to be material in the current year. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted this SAB and noted no errors in its financial statements, when analyzed per this SAB, would be deemed material, hence, no adjustments or restatements are deemed necessary to the Company’s financial statements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (unaudited)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$361,235	$438,118	$509,068	$535,138
Operating income	6,639	9,934	14,651	8,102
Net income (loss)	781	3,988	8,597	2,740

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenues (a)	$517,036	$568,447	$571,705	$489,930
Operating income	5,686	16,030	16,769	6,488
Net income (loss)	(484)	9,640	10,901	500

(a)	Changes in net revenues can fluctuate substantially in very short periods of time due to fluctuations in fuel prices and cost of fuel.

(18) Subsequent Events

On February 16, 2007, the Company amended its senior secured credit agreement, among other things, to permit the Company to, (i) lower the applicable rate with respect to Base Rate Loans, Eurodollar Rate Loans, Commitment fee payable, and Letters of Credit Fees, (ii) extend the maturity date of the Revolving and Term Loans until February 9, 2009, and (iii) increase the amount allowed for capital expenditures and for building new Petro Stopping Centers.

On March 9, 2007, the Company entered into a Property Lease Agreement, a Services Agreement, a Contract for On-Site Repairs and/or Service, a Management Agreement, and a Fuel Supply Agreement (collectively referred to as the “Agreements”) by and between the Company and Petro Truckstops. Pursuant to the Property Lease Agreement, Petro Truckstops will lease from the Company the real property and improvements at the Petro Stopping Center located in Egan, Louisiana for a monthly lease payment of $29,167. The term of the lease is one year with automatic renewal unless prior notice of termination is provided. Pursuant to the Services Agreement, the Company will provide services related to the retail sale of beer in exchange for 10.0% of the monthly gross receipts from the sale of beer at the truck stop. Pursuant to the Contract for On-Site Repairs and/or Service, the Company will provide on-site repair services for eighteen-wheel tractor-trailer motor vehicles. Pursuant to the Management Agreement, the Company will operate and maintain the Egan, Louisiana facility in exchange for an annual management fee of $200,000. The term of the Management Agreement is one year with automatic renewal unless prior notice of termination is provided. Pursuant to the Fuel Supply Agreement, the Company agrees to supply diesel fuel to Petro Truckstops.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Petro Stopping Centers, L.P.:

We have audited the accompanying consolidated balance sheets of Petro Stopping Centers, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro Stopping Centers, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas

March 28, 2007

PETRO STOPPING CENTERS, L.P.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2005, and 2006

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses		Write-off (recoveries), net	Balance at end of year
Year ended December 31, 2004:
Allowance for doubtful accounts	$778	157		159	$776
Inventory Reserve	233	—		—	233
Year ended December 31, 2005:
Allowance for doubtful accounts	$776	322		326	$772
Inventory Reserve	233	—		—	233
Year ended December 31, 2006:
Allowance for doubtful accounts	$772	157		(100)	$1,029
Inventory Reserve	233	—	(a)	233	—

(a)	During 2006, the Company began directly adjusting the carrying value of inventory for obsolescence.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2006, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the fourth fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth certain information as of February 1, 2007, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	74	Chairman, Chief Executive Officer, and Member of the Executive Committee
James A. Cardwell, Jr.	46	President, Chief Operating Officer, and Director
Edward Escudero	36	Chief Financial Officer and Secretary
David Latimer	48	Vice President of Petro:Lube
Keith Kirkpatrick	46	Executive Director of Fuel/Store Operations
Eddie H. Brailsford	52	Director and Member of the Audit Committee
Timothy J. Devens	47	Director and Member of the Audit Committee
James M.E. Mixter, Jr.	56	Director and Member of the Executive Committee
Paul L. Vikner	57	Director and Member of the Executive Committee
Larry J. Zine	52	Director and Member of the Audit Committee

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

James A. Cardwell, Jr. was named President of the Company as of January 1, 2005 and has been serving as our Chief Operating Officer since January 2001 and is a director of the Company. Mr. Cardwell, Jr. is responsible for our operations, overseeing the diesel fuel islands, Iron Skillet restaurants, travel and convenience stores, and Petro:Lubes. Mr. Cardwell, Jr. also oversees the franchise, marketing, and fleet sales departments. Mr. Cardwell, Jr. has been involved full time with the Company for over 20 years in various positions. Mr. Cardwell, Jr. served as Chairman of the National Association of Truck Stop Operators in 1999 and 2000. James A. Cardwell, Jr. is the son of J.A. Cardwell, Sr.

Edward Escudero was named our Chief Financial Officer as of January 1, 2003 and is responsible for all the financial, accounting, treasury, credit, human resource, legal, and information technology operations, in addition to serving as Secretary since December of 2003. Mr. Escudero has served in various financial positions for the Company since March 1999 including Vice President of Finance. Before his position with the Company, Mr. Escudero held various financial positions at Yazaki North America from 1993 to 1999, with his last position held as Controller. Mr. Escudero received a B.B.A. in Accounting from the University of Texas at El Paso and is a Certified Public Accountant.

David Latimer joined the Company in 1983 and has been serving as Vice President of Petro:Lube since April 1995. Mr. Latimer also serves as our representative to the National Tire Dealers and Retreaders Association and The Maintenance Council.

Keith Kirkpatrick joined the Company in 1986 and was named Executive Director of Fuel/Store Operations in 2001. Mr. Kirkpatrick is currently responsible for our fuel island, Petro:2, and travel store operations. Mr. Kirkpatrick has served in various administrative support and related operational positions since joining the Company, including Director of Fuel Island Operations and Director of Fuel/Store Operations.

Eddie H. Brailsford has been a director of the Company since July 2001. Mr. Brailsford is employed by Volvo Group North America, Inc. as the Chief Financial Controller. Mr. Brailsford has been with Volvo for over 20 years and has held various financial positions. Prior to joining Volvo, Mr. Brailsford was employed by Union Carbide Corporation and Miller Brewing Company where he also held various financial positions. Mr. Brailsford is a Certified Public Accountant.

Timothy J. Devens has been a director of the Company since March 2005. Mr. Devens joined Exxon Mobil Corporation in 1987 and was named the U.S. Automotive Sales Manager for Exxon Mobil Lubricants and Specialties in September 2002. Mr. Devens is currently responsible for all lubricant sales and services to national accounts in the U.S. market. Prior to this position, Mr. Devens has served in numerous assignments within Exxon Mobil in Fuels, Engineering, Distribution, and Lubricants and Specialties. Mr. Devens holds a BS in Civil Engineering from the United States Military Academy and previously served in the U.S. Armed Forces as an officer in the Corps of Engineers.

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

Code of Ethics

We have adopted a written code of ethics, as amended and approved by our Board of Directors in 2006, that applies to all our executive officers and employees, including our chief executive officer and our chief financial officer. A copy of the amended code of ethics is included as Exhibit 14.01 in this Form 10-K.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with the Exchange Act. The Audit Committee is comprised of the following directors: Eddie H. Brailsford, Timothy J. Devens, and Larry J. Zine. Our Board has determined that both Mr. Brailsford and Mr. Zine are the audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Brailsford is not independent from management under applicable Securities and Exchange Commission requirements due to his employment by one of our affiliates, Volvo Trucks North America, Inc. Additionally, Mr. Zine does not qualify as independent from management due to his continued limited employment with the Company. Mr. Zine receives an annual salary of $30,000.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Company does not maintain a formal Compensation Committee. The Board of Directors, as a whole, reviews the performance and compensation of the Company’s executive officers with the approval of the Executive Committee of the Board of Directors. Because the Board of Directors of the Company is comprised of only 7 members, the Board of Directors has determined that it is not beneficial to create a separate compensation committee of the Board. Rather, the Board of Directors addresses compensation matters as a whole, and the executive officers who are also on the Board generally abstain from related votes and discussions.

Objectives of Compensation Program

Our executive compensation program is designed to reward the achievement of specific annual and strategic goals by the Company. Compensation is evaluated to ensure that the Company maintains its ability to attract and retain qualified employees in key positions and that the compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives. To that end, executive compensation packages provided by the Company to its executives include both a base salary and a cash bonus incentive based on performances as measured against established goals and performance criteria tied to the Company.

What Our Compensation Program is Designed to Reward

Our executive compensation program is designed to reward our executive officers’ contribution to the Company. In measuring the executive officers’ contribution to the Company, the Board of Directors considers the overall Company performance, their individual contribution to the financial success of the Company, their personal performance, and their achievement of financial and operational goals.

Elements of Company’s Compensation Plan and Why We Chose Each (How It Relates to Objectives)

The principal components of compensation for our executive officers are: (i) base salary and (ii) management bonus incentive plan. We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their achievement of financial and operational goals and certain performance criteria tied to the Company. These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

How the Company Chose Amounts and/or Formula for Each Element

Base Salary

The Company provides executive officers with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Board of Directors primarily considers:

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive’s general management responsibilities.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of executives are based on the Board of Directors’ assessment of the individual’s performance. Recommendations for increases in base salary are made to the Board by the Chief Executive Officer as part of the annual performance review process. The Board of Directors then considers such recommendations.

Management Bonus Incentive Plan

The Company provides executive officers with a management bonus incentive plan (“Bonus”) to reward them for the achievement of financial and operational goals and certain performance criteria tied to the Company. The 2006 Bonus was approved by the Board of Directors at the June 2006 Board of Directors meeting.

During its review of bonuses for executives, the Board of Directors primarily considers:

•	financial performance measured by EBITDA targets;

•	achievement of our strategic objectives; and

•	individual performance.

Bonuses are typically considered annually; however they are contingent upon the Company attaining certain levels of operating profitability.

Chief Executive Officer and President and Chief Operating Officer

The Board of Directors compensates its Chief Executive Officer and President and Chief Operating Officer pursuant to employment agreements described below. Such employment agreements provide for base compensation as well as the possibility of bonus compensation based upon formulas specifically tied to performance criteria for the Company. Based on the calculation per the employment agreement, the Chief Executive Officer and President and Chief Operating Officer’s annual bonus for 2006 were 100% of their annual base salary based on their financial performance measured by EBITDA targets.

Employment Agreements

The Company has entered into two employment agreements with Company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr. J.A. Cardwell, Sr.’s employment agreement commenced on February 10, 1999 and its initial term expired on February 10, 2002. J.A. Cardwell, Sr.’s employment agreement is automatically renewed each year for one additional year, unless either party gives at least three months prior written notice of termination. No notice of termination was given prior to the employment agreement’s expiration date. Under his employment agreement, J.A. Cardwell, Sr.’s annual base salary is $420,000 and may be increased by the Company’s Board of Directors (or compensation committee, if one is established). J.A. Cardwell, Sr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between J.A. Cardwell, Sr., and the Company’s Board of Directors. Under the terms of his employment agreement, J.A. Cardwell, Sr. also receives a car, life insurance, tax preparation advice, and a country club membership, which, in the aggregate, cost the Company approximately $62,000 for the year ended December 31, 2006.

The employment of J.A. Cardwell, Sr. may be terminated either with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, or without cause. He may elect to terminate his employment agreement at any time by providing 60 days notice; and in any of these cases, he will be entitled to receive his base salary and accrued vacation pay through the date of termination. If the Company terminates J.A. Cardwell, Sr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. J.A. Cardwell, Sr.’s employment agreement contains customary non-competition and non-solicitation provisions which generally prohibit competition with the Company or solicitation of the Company’s employees during J.A. Cardwell, Sr.’s employment with the Company and for a period of one year after termination of his employment for any reason. Unrelated to his employment with the Company, the Holding Partnership’s Agreement also contains non-compete provisions.

James A. Cardwell, Jr.’s employment agreement commenced on February 10, 1999 and had an original expiration date of February 10, 2002. Effective February 1, 2002, the Company’s Board of Directors approved an amendment to James A. Cardwell, Jr.’s employment agreement that effectively renews such agreement annually, unless either party gives at least three months prior written notice not to renew the agreement. Additionally, the amendment increased his annual base salary to $190,000, which may continue to be increased by the Company’s Board of Directors (or compensation committee, if one is established). James A. Cardwell, Jr. is entitled to receive an annual bonus of up to 120% of his annual base salary based on our financial performance measured by EBITDA targets. The EBITDA targets are mutually agreed upon between James A. Cardwell, Jr. and the Company’s Board of Directors. Under the terms of his amended employment agreement, James A. Cardwell, Jr. also receives life and disability insurance and a country club membership, which, in the aggregate, cost the Company approximately $13,000 for the year ended December 31, 2006.

Under his amended employment agreement, the Company may terminate James A. Cardwell, Jr.’s employment with cause, which includes termination for felony conviction, misconduct or continued failure to use reasonable best efforts, without cause, or due to his disability. James A. Cardwell, Jr. may terminate his employment either for good reason, which includes a reduction in base salary or the Company’s failure to provide the material benefits due to him, or without good reason. Generally, termination of the amended employment agreement by the Company without cause or by James A. Cardwell, Jr. for good reason entitles him to receive his base salary and accrued vacation pay through the date of termination, a lump-sum payment equal to one times his then-current base salary, specified benefits for twelve months following the date of termination, and his annual bonus for the year his employment terminates which he would have otherwise received, pro-rated to the date of termination. Termination of the amended employment agreement by the Company with cause or by James A. Cardwell, Jr. without good reason entitles him to receive only his base salary and accrued vacation pay through the date of termination. If the Company terminates James A. Cardwell, Jr. because of a disability, he will be entitled to his base salary and accrued vacation pay through the date of termination, offset dollar for dollar by any disability insurance benefits he receives from insurance the Company provides. James A. Cardwell, Jr.’s amended employment agreement contains non-competition and non-solicitation provisions which generally prohibit competition with the Company or solicitation of the Company’s employees during James A. Cardwell, Jr.’s employment with the Company and for a period of one year after termination of his employment for any reason. Unrelated to his employment with the Company, the Holding Partnership’s Agreement also contains non-compete provisions.

Potential Payments Upon Termination or Change of Control

The amounts below assume that termination was effective as of December 31, 2006 and are estimates of the amounts which would be paid out to J.A. Cardwell, Sr. and James A. Cardwell, Jr. upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. The termination assumptions below are subject to the non-compete and non-solicit prohibitions as described above.

The amount of compensation payable to J.A. Cardwell, Sr. upon termination either with or without cause would total approximately $40,385. Termination due to a disability would total $40,385, offset dollar for dollar by any disability insurance benefits received.

The amount of compensation payable to James A. Cardwell, Jr. upon termination with good cause by James A. Cardwell, Jr. and without good cause by the Company would total approximately $537,038. Termination without good cause by James A. Cardwell, Jr. and with good cause by the Company would total approximately $24,038. Termination due to a disability would total $24,038, offset dollar for dollar by any disability insurance benefits received.

Executive Compensation

The following table summarizes the total compensation paid or earned for the years ended December 31, 2006 to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)		Total ($)
J.A. Cardwell, Sr., Chief Executive Officer	2006	$420,000	$420,000	$323,240	(2)	$1,163,240
James A. Cardwell, Jr., President and Chief Operating Officer	2006	$250,000	$250,000	$19,965	(3)	$519,965
Edward Escudero, Chief Financial Officer	2006	$250,000	$250,000	$9,461		$509,461
David Latimer, Vice President-Petro:Lube	2006	$163,834	$150,000	$8,769		$322,603
Keith Kirkpatrick, Executive Director of Fuel/Store Operations	2006	$157,855	$150,000	$8,739		$316,594

(1)	The amounts in this column represent employer contributions to an Executive Savings Plan and a 401(k) Plan.

(2)	In addition to the items noted in footnote (1) above, the amounts include: (i) life insurance premiums paid for the benefit of J.A. Cardwell, Sr. in the amount of $252,687; (ii) the actuarial value of the life insurance; (iii) tax preparation advice; (iv) country club membership fees, and (v) automobile expenses.

(3)	In addition to the items noted in footnote (1) above, the amounts include: (i) life and disability insurance premiums paid for the benefit of James A. Cardwell, Jr. and (ii) country club membership fees.

Equity Incentive Programs

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

All options are for equity interests in the Holding Partnership. The required “Grants of Plan-Based Awards” table and the “2006 Outstanding Equity Awards At Fiscal Year-End” table have been eliminated due to the fact that no options were granted or exercised during the years ended December 31, 2004, 2005, and 2006.

The following table summarizes the total outstanding equity awards for the year ended December 31, 2006.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
J.A. Cardwell, Sr. Chief Executive Officer	—	$—	—
James A. Cardwell, Jr. President and Chief Operating Officer	128	$2,814	10/1/2007
Edward Escudero Chief Financial Officer	14	$4,221	7/1/2010
David Latimer Vice President-Petro:Lube	36	$2,814	10/1/2007
Keith Kirkpatrick Executive Director of Fuel/Store Operations	36	$2,814	10/1/2007

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) defined contribution retirement plan. In any plan year, we will contribute to each participant a matching contribution equal to 50.0%, up to 4.0% of the participant’s annual salary. All of our executive officers participated in our 401(k) plan for the years ended December 31, 2004, 2005, and 2006. Additionally, effective January 1, 2006, we implemented an Executive Savings Plan for senior and executive management as a component of the Company’s executive compensation package. Under this plan, participants may contribute up to 15.0% of the participant’s compensation on an after tax basis up to a maximum contribution of $15,000 per year. This plan is a non-qualified, voluntary, after tax bonus plan. We will match 30.0% of the participant’s contribution up to a maximum of $4,500 per year. Participants contributing 4.0% or greater of their base salary will also receive an additional match from us of 2.0% of the participant’s base salary. Our matches will vest on a three year vesting schedule.

Nonqualified Deferred Compensation

In December 2002, we amended and restated the Petro Stopping Centers Deferred Compensation Plan (the “Comp Plan”) for key employees, which was originally established in 1998. Under the Comp Plan, the participants may defer base compensation and earn interest on their deferred amounts through investments in mutual funds. The program is not qualified under Section 401 of the Internal Revenue Code. We will credit matching deferrals for each participant equal to 50.0% of the first 4.0% of the participant’s compensation up to $9,500 per year. Our matched deferrals will vest at 20.0% after one year of service and an additional 20.0% for each year thereafter. The participants are general creditors of us with respect to these benefits. The Comp Plan was frozen as of January 1, 2005 and there have been no new deferrals under the Comp Plan. Distributions are based upon initial commencement of participation in the Comp Plan. As a result of reaching a distributable event under the Comp Plan, participant’s would be required to begin receiving distributions from their account under the Comp Plan.

The following table summarizes nonqualified deferred compensation as of December 31, 2006.

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
J.A. Cardwell, Sr. Chief Executive Officer	$104,199	$—	$632,699
James A. Cardwell, Jr. President and Chief Operating Officer	$20,066	$25,926	$138,374
Edward Escudero Chief Financial Officer	$4,166	$43,033	$21,899
David Latimer Vice President-Petro:Lube	$1,428	$24,121	$4,201
Keith Kirkpatrick Executive Director of Fuel/Store Operations	$314	$34,440	$3,012

All Other Compensation

Perquisites

Perquisites made to our executive officers are limited to the two employment agreements, as previously disclosed, and entered into by the Company with Company executives: J.A. Cardwell, Sr. and James A. Cardwell, Jr.

Compensation of Members of the Board of Directors

Members of the Board of Directors of the Company who are not full-time employees of the Company receive a payment of $3,500 per meeting from the Company for their services. Members who are our full-time employees or employees of our partners do not receive a salary or any other payment for their services on the Board of Directors. No members of the Board of Directors received payment for their services for the years ended December 31, 2004, 2005, and 2006.

Compensation Committee Interlocks and Insider Participation

The Company does not maintain a formal Compensation Committee. All non-executive levels of compensation are established pursuant to established policies and procedures. The Company administers any bonus program adopted by the Board of Directors.

Executive level compensation is established by the Board of Directors, as a whole, with the approval of the Executive Committee of the Board of Directors. During the year ended December 31, 2006, the members of the Executive Committee were J.A. Cardwell, Sr., James M.E. Mixter, Jr., and Paul L. Vikner. J.A. Cardwell, Sr. and James A. Cardwell, Jr. are executive officers of the Company and are members of the Board of Directors. Mr. Zine is currently a member of the Board of Directors and served as Executive Vice President and Chief Financial Officer of the Company from December 1996 to January 1999 and as President of the Company from January 1999 through July 1999. Mr. Zine continues to be employed with the Company on a very limited basis. Certain of the members of the Company’s Board of Directors or their affiliates are party to transactions or arrangements with the Company, which transactions and arrangements are described in Item 13, “Certain Relationships and Related Party Transactions.” During the last fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors.

Compensation Committee Report

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

The Board of Directors compensates its Chief Executive Officer and President and Chief Operating Officer pursuant to employment agreements described below. Such employment agreements provide for base compensation as well as the possibility of bonus compensation based upon formulas specifically tied to performance criteria for the Company. Based on the calculation per the employment agreement, the Chief Executive Officer’s annual bonus for 2006 was 100% of his annual base salary based on our financial performance measured by EBITDA targets.

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2006 with management. Based on the reviews and discussions referred to above, the Board of Directors recommended that the CD&A be included in this Form 10-K.

The Board of Directors

J.A. Cardwell, Sr.

James A. Cardwell, Jr.

Eddie H. Brailsford

Timothy J. Devens

James M.E. Mixter, Jr.

Paul L. Vikner

Larry J. Zine

The preceding information under the caption “Compensation Committee Report” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

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

As of December 31, 2006, information regarding the Holding Partnership’s option plan is as follows:

Equity Compensation Plan Information

Plan Category	Percentage of Partnership Interests to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Percentage of Partnership Interests Remaining Available for Future Issuance
Equity compensation plans approved by the Board of Directors	7.71	$2,930	6.50
Equity compensation plans not approved by the Board of Directors	—	—	—

Total	7.71	$2,930	6.50

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

The Company does not have any directors who are independent from management.

ExxonMobil Agreements

In July 1999, we entered into two ten-year supply agreements with ExxonMobil. Upon the expiration of the ten-year initial term, the agreements are renewable for another five-year term at the option of ExxonMobil; however, we have the ability to terminate the agreements at the end of the ten-year term by paying a termination fee based on a formula provided for in such agreements. Under the terms of one of these agreements, as amended (which we refer to as the fuel supply agreement), the ExxonMobil Suppliers will supply our company-operated Petro Stopping Centers’ diesel fuel and gasoline requirements in certain markets, and under the other of these agreements, as amended (which we refer to as the lubricant supply agreement), we purchase lubricants, based on minimum purchase commitments, at the prices set forth in that agreement.

As of December 31, 2006, none of our diesel fuel sold at our company-operated Petro Stopping Centers was branded Mobil Diesel, and all of our company-operated Petro:Lubes featured Mobil Delvac lubricants. The contracts with the ExxonMobil Suppliers (the “ExxonMobil Supply Agreements”) previously required that we purchase from ExxonMobil specified distribution terminals, a minimum number of gallons of diesel fuel on an annual basis, as adjusted based upon product availability, the number of Petro Stopping Centers we operate, and other circumstances therein described. For 2006, our annual volume commitment was 2.1 million gallons of Mobil lubricants under the lubricant supply agreement, which constituted approximately 95.2% of our lubricant requirements. For 2006, our annual volume commitment for Mobil diesel fuel was not in effect.

Prior to January 1, 2007, if we did not purchase any diesel fuel from ExxonMobil under the ExxonMobil Supply Agreements, the maximum penalties in any year would have been $0.0035 per gallon, multiplied by the annual volume commitment as provided for in the ExxonMobil Supply Agreements (as adjusted for the opening or closing of sites). In connection with the 2004 Refinancing Transactions, we amended the ExxonMobil Supply Agreements. That amendment contemplated that we would purchase fuel from other suppliers, and provided that the penalty would be multiplied by a fraction, the numerator of which is our average trade credit with the ExxonMobil Suppliers during December of each year and the denominator of which is $30.0 million. As a result, we had an incentive to reduce our accounts payable to the ExxonMobil Suppliers during each year. In 2004 and 2005, we incurred penalties of approximately $422,000 and $234,000, respectively. No penalties were incurred during the year ended December 31, 2006. As provided in the ExxonMobil Supply Agreements, if the ExxonMobil Suppliers do not supply 100% of our diesel fuel demand at our locations, Mobil Diesel purchases such additional diesel fuel from third-party suppliers and then sells it to us. In such cases we can designate a third-party supplier from whom Mobil Diesel will obtain diesel fuel, so long as the fuel meets or exceeds the minimum industry or governmental specifications and the alternate source supplier agrees to specified procedures. Effective June 2001, Mobil Diesel and we entered into an outsourcing agreement to document the responsibilities associated with the day to day operations of Mobil Diesel, including the ability of our personnel to negotiate price and other terms of third party supply arrangements, subject to approval by Mobil Diesel.

We purchase diesel fuel and gasoline for each of our company-operated Petro Stopping Centers on a daily basis. Each location typically maintains a two to three day inventory of fuel. During 2006, we purchased 50.2% of our diesel fuel and gasoline through the ExxonMobil Suppliers, approximately 76.8% of which was third-party fuel purchased through the arrangement described above, which includes fuel purchases received at a third-party terminal but sold by the ExxonMobil Suppliers under an exchange or purchase arrangement. The approximate aggregate amounts of fuel purchased under the ExxonMobil Supply Agreements for the years ended December 31, 2004, 2005, and 2006 totaled $738.6 million, $900.8 million, and $907.1 million, respectively.

Under our agreements with the ExxonMobil Suppliers, we previously were required to sell ExxonMobil branded diesel fuel at all but two of our company-operated locations. As a result of amendments to these agreements, we do not sell ExxonMobil branded diesel fuel at our company-operated locations as of December 31, 2006.

We entered into another amendment to our fuel agreement as of January 1, 2007, which terminates our annual volume commitments and associated penalties related to our diesel fuel.

Product Services Agreement and Fuel Sales Agreement

Under the terms of an agreement with C&R Distributing, Inc. (“C&R”), we currently purchase Chevron branded gasoline and motor oils at cost for three of our Petro Stopping Centers from C&R. The sole shareholder of C&R is Nevada Trio, Inc., a Nevada Corporation, which is controlled by the Cardwell Group. The C&R fuel agreement requires us to keep Chevron unleaded gasoline, regular gasoline, and motor oils continuously stocked and offered for sale in quantities sufficient to meet demand. In 1997, we entered into a product services agreement with C&R under which C&R provides us with fuel hauling and fuel pump maintenance and services within the El Paso, Texas, metropolitan area. The term of the product service agreement expired in December 2004 and is currently on a month to month basis. C&R provides us with fuel hauling within various specified markets designated by us under a fuel carrier agreement entered into on March 1, 2000, which expired on March 1, 2003 and is automatically renewed for successive one year terms until cancellation by either party with 90 days written notice. The C&R agreements provide that C&R will charge us for these services at the lowest rates charged by C&R for similar services and, in any event, at rates that will not exceed rates available from unrelated parties providing similar services. The

C&R fuel agreement is exclusive but allows us to cancel the agreement with 30 days prior notice. The C&R product services agreement is non-exclusive and allows us to enter into similar agreements with other parties. The C&R fuel carrier agreement is exclusive with respect to our Petro Stopping Centers as defined per the agreement. Sales of fuel and lubricants and truck hauling fees C&R charged us aggregated $11.2 million, $8.4 million, and $10.4 million for the years ended December 31, 2004, 2005, and 2006, respectively.

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

Alcohol Sales and Servicing Agreement

J.A. Cardwell, Sr., James A. Cardwell, Jr., and Mrs. J.A. Cardwell, Sr. own 60.0%, 30.0%, and 10.0%, respectively, of the stock of C&PPR, Inc. (“C&PPR”). James A. Cardwell, Jr. is the sole shareholder of Petro Truckstops, Inc. (“Petro Truckstops”) and Petro Beverage, Inc. We entered into agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc. relating to the retail sales of beer, wine, and wine coolers at a limited number of our Petro Stopping Centers. The agreements continue in effect until terminated by either party. Under the agreements with C&PPR, Petro Truckstops, and Petro Beverage, Inc., we agreed to operate the alcohol sales business at these locations for these entities in exchange for a percentage of the gross receipts generated from alcoholic beverage sales. The percentage of gross alcoholic beverage sales received by us is 10.0% in the case of C&PPR and 15.0% in the case of Petro Truckstops and Petro Beverage, Inc., of which 5.0% in all cases serves as our reimbursement of all related operating expenses as defined under the agreements. In each of the agreements, the net payments to us are intended to be approximately equal to the gross profit received by the above entities. Our revenues in connection with the C&PPR agreement were $59,000, $58,000, and $55,000 for the years ended December 31, 2004, 2005, and 2006, respectively. Our revenues in connection with the Petro Truckstops agreement were $45,000, $49,000, and $38,000 for the years ended December 31, 2004, 2005, and 2006, respectively. Our revenues in connection with the Petro Beverage, Inc. agreement were $7,000, $9,000, and $11,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

On March 9, 2007, we entered into a Services Agreement by and between us and Petro Truckstops. Pursuant to the Services Agreement, we will provide services related to the retail sale of beer in exchange for 10.0% of the monthly gross receipts from the sale of beer at our Petro Stopping Center located in Egan, Louisiana.

Motor Media Arrangements

Concurrent with the formation of the Company in April 1992, Motor Media, Inc. (“Motor Media”), which is owned 100% by James A. Cardwell, Jr., entered into a five-year agreement with us (the “Motor Media Agreement”), under which Motor Media leases floor and wall space at all Petro Stopping Centers operated by us and sells space for in-store advertising to third parties. The term of the Motor Media Agreement expired in 1997 and was renewed for an additional five-year term that expired in 2002. The agreement is automatically renewed until cancellation by either party with 60 days written notice. Under the Motor Media Agreement, we and Motor Media are entitled to 25.0% and 75.0%, respectively, of the gross revenues generated. We received $28,000, $30,000, and $31,000 for the years ended December 31, 2004, 2005, and 2006, respectively, representing our share of the gross receipts generated. Motor Media has entered into similar floor and wall space leases with other truck stops nationwide. James A. Cardwell, Jr. sold his ownership to a non-related third-party entity and no longer has ownership in Motor Media.

Amusement and Video Poker Games Agreements

Under an agreement (the “Amusement Agreement”) between El Paso Vending and Amusement Company (“EPAC”), of which J.A. Cardwell, Sr. and James A. Cardwell, Jr. own 99.0% and 1.0%, respectively, and us, EPAC furnishes and services video and other games for our company-operated Petro

Stopping Centers. The term of the Amusement Agreement expired in May 2002 and operated on a month to month basis prior to the renewal and extension of the Amusement Agreement, which was made as of April 1, 2003 for a three-year term which expired March 31, 2006. The Amended Amusement Agreement is automatically renewed for successive one-year terms unless either party provides a written notice of termination at least 90 days prior to the termination of any renewal term. As of December 31, 2006, the Amended Amusement Agreement covered 32 of our company-operated Petro Stopping Centers. Of those 32 sites, we and EPAC are entitled to 50% each of the revenues generated by the games at 24 of those sites, while there are seven sites in which we and EPAC are entitled to 60% and 40%, respectively, of such revenues, and one site in which we and EPAC are entitled to 55% and 45%, respectively, of the revenues generated by the games. For the years ending December 31, 2004, 2005, and 2006, we received $2.1 million, $1.9 million, and $1.8 million, respectively, representing our share of the revenues under the Amended Amusement Agreement.

Since June 1993 the Petro Stopping Center located in Shreveport, Louisiana has featured video poker games housed in a separate on-site facility and operated by a third-party, Petro Truckstops, which is owned 100% by James A. Cardwell, Jr. In order to satisfy state law requirements, in February 2000, we leased the Shreveport fuel island operation to Petro Truckstops, which operates the video poker offering. Pursuant to the terms of the Property Lease Agreement, dated November 12, 1998, between us and Petro Truckstops, we receive rental income of $1.2 million per annum, which was received for each of the years ended December 31, 2004, 2005, and 2006. We also receive a management fee of $250,000 per annum, which was received for each of the years ended December 31, 2004, 2005, and 2006. Additionally, we sell diesel fuel to the Shreveport location that aggregated to $20.8 million, $35.4 million, and $40.3 million for the years ended December 31, 2004, 2005, and 2006, respectively.

On March 9, 2007, we entered into a Property Lease Agreement, a Contract for On-Site Repairs and/or Service, a Management Agreement, and a Fuel Supply Agreement (collectively referred to as the “Agreements”) by and between us and Petro Truckstops. Pursuant to the Property Lease Agreement, Petro Truckstops will lease from us the real property and improvements at our Petro Stopping Center located in Egan, Louisiana for a monthly lease payment of $29,167. The term of the lease is one year with automatic renewal unless prior notice of termination is provided. Pursuant to the Services Agreement, we will provide services related to the retail sale of beer in exchange for 10.0% of the monthly gross receipts from the sale of beer at the truck stop. Pursuant to the Contract for On-Site Repairs and/or Service, we will provide on-site repair services for eighteen-wheel tractor-trailer motor vehicles. Pursuant to the Management Agreement, we will operate and maintain the Egan, Louisiana facility in exchange for an annual management fee of $200,000. The term of the Management Agreement is one year with automatic renewal unless prior notice of termination is provided. Pursuant to the Fuel Supply Agreement, we agree to supply diesel fuel to Petro Truckstops.

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

Effingham, Illinois Petro Stopping Center

The Petro Stopping Center located in Effingham, Illinois, is owned by Truck Stop Property Owners, Inc. (“Truck Stop”), a corporation owned by Travis Roberts, and five former employees of the Company. Mr. Roberts is an employee of the Company since his rehire in June 2004, and owns 22.0% of the stock of Truck Stop. We lease the Effingham site under a lease that expired in May 2006, which provides for adjustable base rent payments tied to interest rates, plus taxes, and operating expenses. We have three consecutive options to renew the lease for terms of five years each at rental rates equal to the base rent, plus certain adjustments at the time of renewal. We have exercised our first option to renew the lease for an additional five year term expiring in May 2011. We also have the right of first refusal to purchase the Petro Stopping Center at any purchase price agreed upon between Truck Stop and a third-party. We made rental payments to Truck Stop of $1.2 million for each of the years ended December 31, 2004, 2005, and 2006.

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

Agreement with Tejon Development Corporation

Pursuant to the terms of the Limited Liability Company Operating Agreement dated as of December 5, 1997 and amended as of December 19, 2002 (the “LLC Agreement”), we formed a limited liability company, Petro Travel Plaza, LLC (“Petro Travel Plaza”), with Tejon Development Corporation (“Tejon”) to build and operate a Petro Stopping Center branded location in Southern California. Under the terms of the LLC Agreement among us, Tejon, and Tejon Ranch Company, as guarantor, we made a capital contribution of $2.0 million for working capital and inventory, which was our initial investment in this venture. Pursuant to the LLC Agreement, the Petro Travel Plaza financed construction of the location with a non-recourse credit facility. We received management fees of $374,000 for the year ended December 31, 2004 and $386,000 for each of the years ended December 31, 2005 and 2006. Additionally, we are responsible for the administrative, accounting, and tax functions of the Petro Travel Plaza and received $30,000 for each of the years ended December 31, 2004, 2005, and 2006 for these services. As a 40.0% member of the Petro Travel Plaza, we receive 40.0% of the location’s operating earnings, which is accounted for using the equity method. Our 40.0% share amounted to income of $664,000, $647,000, and $1.2 million for the years ended December 31, 2004, 2005, and 2006, respectively. In January 2006, Petro Travel Plaza made its first capital distribution, of which we received our 40.0% share for an amount of $800,000. This Petro Stopping Center location began operations in June 1999.

Highway Service Ventures, Inc.

Highway Service Ventures, Inc. (“HSV”), a corporation in which J.A. Cardwell, Sr. owns a 31.7% interest, operates four franchised Petro Stopping Centers located in Elkton, Maryland; Ruther Glen, Virginia; Florence, South Carolina; and Carnesville, Georgia. We believe none of these franchise agreements contain terms that are more favorable to the franchisee than the comparable terms in any of our other franchise agreements. For the years ended December 31, 2004, 2005, and 2006, we purchased receivables from HSV in the amounts of $9.3 million, $10.9 million, and $12.0 million, respectively. We received fees from HSV for the administrative and bad debt costs of administering the direct billing program related to such receivables of $21,000, $18,000 and $17,000 for the years ended December 31, 2004, 2005, and 2006, respectively. Additionally, we received franchise fees from HSV of approximately $1.2 million for the year ended December 31, 2004, and $1.3 million for each of the years ended December 31, 2005 and 2006.

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

Tax Reimbursements

Under the terms of the Holding Partnership’s Partnership Agreement, the Holding Partnership is required to make distributions to each of its partners in an amount sufficient to allow each partner to pay federal, state, and local taxes with respect to the allocation of taxable income to such partner by us. Tax distributions are based on separate allocations of taxable income of the Holding Partnership. Distributions for the years ended December 31, 2004, 2005, and 2006 were $12,000, $202,000, and $5.4 million, respectively. Our indebtedness permits us to distribute funds to the Holding Partnership in order to permit the Holding Partnership to meet these obligations.

Item 14.	Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by KPMG LLP for the years ended December 31, 2005 and 2006 were approximately $244,000 and $189,000, respectively. These fees were for professional services rendered in connection with the audit of our annual consolidated financial statements and with the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements. Additionally, 2005 includes professional services rendered in connection with our 2004 10-K/A audit and restatement procedures.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2005 and 2006.

Tax Fees. The aggregate tax fees billed by KPMG LLP for the years ended December 31, 2005 and 2006 were approximately $127,000 and $128,000, respectively. These fees were for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. The aggregate other fees billed by KPMG LLP for the years ended December 31, 2005 and 2006 were approximately $220,000 and $67,000, respectively. During 2005, these fees were for professional services rendered in connection with our IRS audit, 401(k) audit, an analysis of our deferred compensation plan, and the sale of $25.0 million aggregate principal amount of 9% Notes. During 2006, these fees were for professional services rendered in connection with our IRS audit and our 401(k) audit.

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

Pursuant to the pre-approval polices and procedures, any proposed services require specific approval by the Audit Committee. With respect to each proposed service, back-up documentation will be provided to the Audit Committee regarding the specific services to be approved. All services rendered by KPMG LLP were pre-approved by the Audit Committee for the years ended December 31, 2005 and 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

1. Financial statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

Page
Consolidated Balance Sheets	26
Consolidated Statements of Operations	27
Consolidated Statements of Changes in Partners’ Capital (Deficit)	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-52
Report of Independent Registered Public Accounting Firm	53

2. Financial statement schedules and supplementary information required to be submitted.

Schedule II-Valuation and Qualifying Accounts	54

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3. and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 73 through 78 of this Form 10-K.

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

Date: March 29, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Stopping Centers, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2007

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	President, Chief Operating Officer, and Director	March 29, 2007

/s/ Edward Escudero (Edward Escudero)	Chief Financial Officer and Secretary (Principal Financial and Chief Accounting Officer)	March 29, 2007

/s/ Eddie H. Brailsford (Eddie H. Brailsford)	Director	March 29, 2007

/s/ Timothy J. Devens (Timothy J. Devens)	Director	March 29, 2007

(Paul L. Vikner)	Director	March , 2007

/s/ James M.E. Mixter, Jr. (James M.E. Mixter, Jr.)	Director	March 29, 2007

/s/ Larry J. Zine (Larry J. Zine)	Director	March 29, 2007

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

10.42	Form of Petro Stopping Centers, L.P.’s Voluntary Executive Savings Plan Agreement and Assignment of Matching Contributions, incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on March 30, 2006 (File No. 001-13018). †

10.43	Fourth Amendment and Consent Relating to Credit Agreement, entered into as of July 14, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K, filed on July 20, 2006 (File No. 001-13018).

10.44	Fifth Amendment and Consent Relating to Credit Agreement, entered into as of February 16, 2007, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 10.44 to our Current Report on Form 8-K, filed on February 21, 2007 (File No. 001-13018).

10.45*	Amendment to PMPA Motor Fuels Franchise Agreement, dated January 1, 2007, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P.

10.46	Property Lease Agreement, dated March 9, 2007, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.46 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.47	Services Agreement, dated March 9, 2007, by and between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.48	Contract for On-Site Repairs and/or Service, dated March 9, 2007, by and between Petro Truckstops, Inc., and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.49	Management Agreement, dated March 9, 2007, by and between Petro Truckstops, Inc., and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.50	Fuel Supply Agreement, dated March 9, 2007, by and among Petro Truckstops, Inc. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

14.1*	Petro Stopping Centers, L.P.’s Code of Business Ethics Policy, as amended.

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contracts or compensatory plans or arrangements.