Form 10-Q
period 2007-03-31
PETRO STOPPING CENTERS L P
filed 2007-05-15
CIK 919942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2006	March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$37,349	$38,812
Trade accounts receivable, net	7,322	10,822
Inventories	36,902	40,090
Other current assets	4,443	3,484
Due from affiliates	4,198	5,239

Total current assets	90,214	98,447
Property and equipment, net	237,600	236,559
Deferred debt issuance costs, net	8,779	8,287
Other assets	15,870	16,105

Total assets	$352,463	$359,398

Liabilities and Partners' Capital (Deficit)

Current liabilities:
Trade accounts payable	$33,258	$44,521
Accrued expenses and other current liabilities	37,443	28,033
Due to affiliates	5,047	11,035

Total current liabilities	75,748	83,589

Other liabilities	1,424	1,407
Long-term debt	271,250	271,250

Total long-term liabilities	272,674	272,657

Total liabilities	348,422	356,246

Commitments and contingencies

Partners' capital (deficit):
General partner's	(138)	(141)
Limited partners'	4,179	3,293

Total partners' capital (deficit)	4,041	3,152

Total liabilities and partners' capital (deficit)	$352,463	$359,398

See accompanying notes to unaudited consolidated condensed financial statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2006	2007
Net revenues:
Fuel (including motor fuel taxes)	$441,595	$427,533
Non-fuel	75,441	76,857

Total net revenues	517,036	504,390

Costs and expenses:
Cost of sales
Fuel (including motor fuel taxes)	430,252	413,233
Non-fuel	30,418	32,191
Operating expenses	41,762	43,684
General and administrative	4,484	5,080
Depreciation and amortization	4,424	4,767
Loss on disposition of fixed assets	10	47

Total costs and expenses	511,350	499,002

Operating income	5,686	5,388
Equity in income of affiliate	136	198
Interest income	106	184
Interest expense	(6,412)	(6,627)

Net loss	$(484)	$(857)

See accompanying notes to unaudited consolidated condensed financial statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN

PARTNERS' CAPITAL (DEFICIT)

For the Three Months Ended March 31, 2007

(in thousands)

	General Partner's Deficit	Limited Partners' Capital (Deficit)	Total Partners' Capital (Deficit)
Balances, December 31, 2005	$(167)	$(8,274)	$(8,441)

Net loss	(1)	(483)	(484)
Partners' operating distributions	—	(2)	(2)
Partners' tax distributions	—	(3)	(3)

Balances, March 31, 2006	$(168)	$(8,762)	$(8,930)

Balances, December 31, 2006	$(138)	$4,179	$4,041

Net loss	(3)	(854)	(857)
Partners' operating distributions	—	(25)	(25)
Partners' tax distributions	—	(7)	(7)

Balances, March 31, 2007	$(141)	$3,293	$3,152

See accompanying notes to unaudited consolidated condensed financial statements

PETRO STOPPING CENTERS, L.P.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,

	2006	2007
Cash flows from operating activities:
Net loss	$(484)	$(857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,424	4,767
Deferred debt issuance cost amortization	424	492
Provision for bad debt	42	(13)
Equity in income of affiliate	(136)	(198)
Loss on disposition of fixed assets	10	47
Other operating activities	19	10
Increase (decrease) from changes in:
Trade accounts receivable	(1,476)	(3,487)
Inventories	(5,187)	(3,188)
Other current assets	911	959
Due from affiliates	(138)	(1,041)
Due to affiliates	7,656	5,988
Trade accounts payable	8,774	11,834
Accrued expenses and other current liabilities	(10,897)	(9,461)

Net cash provided by operating activities	3,942	5,852

Cash flows from investing activities:
Proceeds from disposition of fixed assets	—	3
Purchases of property and equipment	(4,419)	(3,720)
Increase (decrease) in other assets, net	1,103	(69)

Net cash used in investing activities	(3,316)	(3,786)

Cash flows from financing activities:
Repayments of bank revolver	(7,200)	—
Proceeds from bank revolver	7,200	—
Repayments of other short-term borrowings	(187)	—
Change in book cash overdraft	4,792	(571)
Partners' operating distributions	(2)	(25)
Partners' minimum tax distributions	(3)	(7)
Payment of debt issuance costs	(72)	—

Net cash provided by (used in) financing activities	4,528	(603)

Net increase in cash and cash equivalents	5,154	1,463
Cash and cash equivalents, beginning of period	27,048	37,349

Cash and cash equivalents, end of period	$32,202	$38,812

Supplemental cash flow information -
Interest paid during the period	$11,833	$11,773

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report of the Company on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2006 Form 10-K. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated condensed financial position of the Company at December 31, 2006 and March 31, 2007, the consolidated condensed results of operations, the changes in partners’ capital (deficit), and cash flows for the three months ended March 31, 2006 and 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full calendar year.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $80.6 million and $78.1 million for the three months ended March 31, 2006 and 2007, respectively.

(2) Partners’ Capital (Deficit)

Under the Indenture for the 9.0% senior secured notes due 2012 and the agreement governing the Company’s senior secured credit facilities, the Company is permitted to make distributions to Petro Stopping Centers Holdings, L.P. (the “Holding Partnership”) in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2007, the Company paid approximately $32,000 with respect to these distributions. The Company believes it will distribute approximately $2.8 million to the Holding Partnership during the remainder of 2007 for interest payments and administrative expenses.

(3) Segments

The Company has two reportable operating segments, company-operated truck stops and franchise operations.

As of March 31, 2006 and 2007, the Company operated 42 and 44 multi-service truck stops in the United States, respectively. The Company has aggregated its company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from the Company’s company-operated truck stops were $515.3 million and $503.1 million for the three months ended March 31, 2006 and 2007, respectively.

As of March 31, 2006 and 2007, the Company was a franchisor to 22 and 23 Petro Stopping Center locations, respectively. The Company collects royalties and fees in exchange for the use of its tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. The revenues generated from the Company’s franchise operations were $1.7 million and $1.3 million for the three months ended March 31, 2006 and 2007, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on the accompanying unaudited consolidated condensed statements of operations. The Company does not allocate any expenses in measuring this segment's profit and loss, nor does it believe there are any significant financial commitments or obligations resulting from these franchise agreements.

(continued)

PETRO STOPPING CENTERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table contains financial information of the Company’s reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$515,305	$503,133
Franchise operations	1,731	1,257

Total net revenues	$517,036	$504,390

Operating income:
Company-operated truck stops	$3,955	$4,131
Franchise operations	1,731	1,257

Total operating income	$5,686	$5,388

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$345,668	$359,398
Franchise operations	—	—

Total assets	$345,668	$359,398

(4) Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (as amended),” an amendment of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard focuses on the recognition and valuation for all separately recognized servicing assets and liabilities. It requires that entities separately recognize a servicing asset or liability when they undertake through a servicing contract, an obligation to service a financial asset. The effective date for this standard is for fiscal years that begin after September 15, 2006. The Company has evaluated this standard and concluded that it had no impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The purpose of this standard is to define fair value and to establish a framework for measuring fair value in generally accepted accounting principles. Although the standard does expand disclosure requirements about fair value measurements, it does not require any new fair value measurements. The effective date for this standard is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this standard on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements.

Reporting Format

We have two reportable operating segments, company-operated truck stops and franchise operations.

As of March 31, 2006 and 2007, we operated 42 and 44 multi-service truck stops in the United States, respectively. We have aggregated our company-operated truck stops into one reportable operating segment based on the distribution of products and services under one common site facility, classified as a multi-service truck stop. The revenues generated from our company-operated truck stops were $515.3 million and $503.1 million for the three months ended March 31, 2006 and 2007, respectively.

As of March 31, 2006 and 2007, we were a franchisor to 22 and 23 Petro Stopping Center locations, respectively. We collect royalties and fees in exchange for the use of our tradenames and trademarks and for certain services provided to the franchisees. Franchise fees are based generally upon a percentage of the franchisee's sales. The revenues generated from our franchise operations were $1.7 million and $1.3 million for the three months ended March 31, 2006 and 2007, respectively. Franchise operations revenues, which include initial franchise fees and other revenue types, are combined in non-fuel revenues reported on our accompanying unaudited consolidated condensed statements of operations. We do not allocate any expenses in measuring this segment’s profit and loss, nor do we believe there are any significant financial commitments or obligations resulting from these franchise agreements.

No provision for federal income taxes is reflected in the accompanying unaudited consolidated condensed financial statements because we are a partnership for which federal taxable income and federal tax deductions are passed through to the individual partners.

The following table contains financial information of our reportable operating segments:

REPORTABLE OPERATING SEGMENT INFORMATION

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Income Statement Data:
Net revenues:
Company-operated truck stops	$515,305	$503,133
Franchise operations	1,731	1,257

Total net revenues	$517,036	$504,390

Operating income:
Company-operated truck stops	$3,955	$4,131
Franchise operations	1,731	1,257

Total operating income	$5,686	$5,388

Balance Sheet Data:
(at end of period)
Total assets:
Company-operated truck stops	$345,668	$359,398
Franchise operations	—	—

Total assets	$345,668	$359,398

Overview of Operating Results

During the three months ended March 31, 2007, our net revenues were $504.4 million, a 2.4% decrease over the prior year period. The decrease was mostly due to lower fuel revenues as a result of a decrease in our total fuel gallons sold, partially offset by an increase in our average retail-selling price of fuel. We incurred a net loss of $857,000 in the three months ended March 31, 2007 compared to a net loss of $484,000 in the prior year period, primarily due to lower operating income.

We derive our revenues from:

•	The sale of diesel and gasoline fuels;

•

Non-fuel items, including the sale of merchandise and offering of services such as truck tire sales and installation, truck maintenance and repair services, on-site vendor lease income, showers, laundry, video games, franchise revenues, fast-food operations, and other operations; and

•	Iron Skillet® restaurant operations.

Consolidated Revenues

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended March 31,
	2006		2007
	(dollars in thousands)
Fuel	$441,595	85.4%	$427,533	84.8%
Non-Fuel (excluding restaurant)	55,437	10.7%	57,403	11.4%
Restaurant	20,004	3.9%	19,454	3.8%

Total Net Revenues	$517,036	100.0%	$504,390	100.0%

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $80.6 million and $78.1 million for the three months ended March 31, 2006 and 2007, respectively.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Overview. We had net loss of $857,000 for the quarter ended March 31, 2007 compared to a net loss of $484,000 for the quarter ended March 31, 2006. Our net revenues decreased 2.4% to $504.4 million for the quarter ended March 31, 2007 from $517.0 million in the prior year quarter. The decrease was mainly due to lower fuel revenues, as a result of a decrease in our fuel gallons sold, partially offset by an increase in our average retail-selling price of fuel. The decrease in fuel revenues was partially offset by an increase in non-fuel revenues. On a comparable unit basis, net revenues decreased 4.1% to $495.9 million for the quarter ended March 31, 2007 from $517.0 million in the prior year quarter. A Petro Stopping Center is considered a comparable unit in 2007 if we operated it for twelve months in 2006. During the quarter ended March 31, 2007, we had 41 company-operated comparable units out of a total of 43 company-operated units, in each case excluding our jointly-owned Wheeler Ridge facility, which is reflected in equity in income of affiliates. Operating expenses increased 4.6% to $43.7 million from $41.8 million in the prior year quarter, due primarily to the addition of our new sites, higher employee-related costs, and higher repairs and maintenance expenses, partially offset by lower credit card fees associated with the decreased fuel revenues.

Fuel. Revenues decreased 3.2% to $427.5 million for the quarter ended March 31, 2007 compared to $441.6 million in the prior year quarter. Fuel revenues decreased due to a 4.8% decrease in our total fuel gallons sold mainly due to a particularly strong first quarter in 2006 and a comparatively slower economy in the first quarter in 2007, partially offset by a 1.7% increase in our average retail-selling price per gallon. The increase in our retail-selling price per gallon was largely due to market conditions. On a comparable unit basis, fuel revenues decreased 4.7% compared to the prior year quarter. Gross profit increased 26.1% to $14.3 million for the quarter ended March 31, 2007 compared to $11.3 million in the prior year quarter.

Non-Fuel (excluding Restaurant). Revenues increased 3.5% to $57.4 million for the quarter ended March 31, 2007 compared to $55.4 million in the prior year quarter, due primarily to a 4.7%, or $2.4 million, increase in general merchandise sales at our retail stores and increased sales at our Petro:Lubes, primarily due to the addition of our new sites. On a comparable unit basis, revenues increased 1.6% compared to the prior year quarter. Gross profit remained relatively flat when compared to the prior year quarter.

Restaurant. Revenues decreased 2.7% to $19.5 million for the quarter ended March 31, 2007 compared to $20.0 million in the prior year quarter, due primarily to a decrease in our customer traffic, partially offset by an increase in our average ticket price. On a comparable unit basis, revenues decreased 5.2% compared to the prior year quarter. Gross profit in the restaurant decreased by 3.1%, or $427,000, compared to the prior year quarter primarily due to a decrease in our customer traffic, partially offset by a decrease in food costs.

Costs and Expenses. Total costs and expenses decreased 2.4% to $499.0 million for the quarter ended March 31, 2007 compared to $511.4 million in the prior year quarter. Cost of sales decreased 3.3%, or $15.2 million, from the prior year quarter mainly due to a 4.0% decrease in our cost of fuel. Operating expenses of $43.7 million increased 4.6%, or $1.9 million, compared to the prior year quarter, due primarily to the addition of our new sites, higher employee-related costs, and higher repairs and maintenance expenses, partially offset by lower credit card fees associated with the decreased fuel revenues. General and administrative expenses increased by 13.3%, or $595,000, due primarily to higher employee-related costs and an increase in legal expenses compared to the prior year quarter.

Equity in Income of Affiliate. For the quarter ended March 31, 2007, we recognized income of $198,000 related to our investment in the Wheeler Ridge facility in Southern California compared to income of $136,000 recognized in the prior year quarter.

Network Development

The following table sets forth the development of our Petro Stopping Centers network since 2003:

	As of March 31,
	2003	2004	2005	2006	2007
Company-operated	37	37	40	42	44
Franchise operation	23	23	22	22	23

Total Petro Stopping Centers	60	60	62	64	67

The following table sets forth information on currently existing Petro Stopping Centers opened or acquired from March 31, 2003 through March 31, 2007, all but five of which are full-sized facilities.

Location	Date Opened
Company-operated:
New Paris, Ohio	February 2005
York, Nebraska	March 2005
Kingsland, Georgia	March 2005
Bordentown, New Jersey	July 2005
Waterloo, New York	November 2005
Spokane, Washington	September 2006
Egan, Louisiana	March 2007

Franchise operation:
Remington, Indiana	July 2005
Colby, Kansas	November 2005
Gadsden, Alabama	November 2005
Napoleon, Ohio	August 2006

On April 3, 2007, a new franchise operation located in Clearwater, Minnesota commenced operations. Additionally, in April 2007 we signed an agreement for a new franchise truck stop located in Jarrell, Texas to commence operations during the first quarter of 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and the available borrowing under the revolving credit portion of our senior secured credit facility.

Cash Flows From Operations

We had cash flows from operations of $3.9 million and $5.9 million for the three months ended March 31, 2006 and 2007, respectively. The increase in cash flows was primarily due to variations in the timing of payments for our trade accounts payable, partially offset by the variations in the timing of receipts related to our accounts receivable and due to affiliates for fuel purchases.

We had working capital of $14.5 million and $14.9 million at December 31, 2006 and March 31, 2007, respectively. Negative working capital is normal in the truck stop industry since diesel fuel inventory turns approximately every two to three days, but payment for fuel purchases can generally be made over a longer period of time; however, due to our senior secured credit facility and the associated outstanding principal amount payable in full at maturity, we had positive working capital at December 31, 2006 and March 31, 2007. Approximately 92.7% of our total sales are cash sales (or the equivalent in the case of sales paid for on credit, which are funded on a daily basis by third-party billing companies).

Available Borrowings Under the Revolving Credit Facilities

Available borrowing capacity under the revolving credit portion of our senior secured credit facility was

$28.1 million and $28.8 million at December 31, 2006 and March 31, 2007, respectively, subject to certain conditions.

On February 16, 2007, we amended our senior secured credit agreement, among other things, to permit us to (i) lower the applicable rate with respect to Base Rate Loans, Eurodollar Rate Loans, Commitment Fee Payable, and Letters of Credit Fees, (ii) extend the maturity date of the Revolving and Term Loans until February 9, 2009, and (iii) increase the amount allowed for capital expenditures and for building new Petro Stopping Centers.

At March 31, 2007, we had senior secured credit facilities in an aggregate principal amount of $61.3 million, consisting of a four-year revolving credit facility of $40.0 million (of which $35.0 million is available for cash draws and $5.0 million is restricted to the issuance of letters of credit), and a four-year term loan facility of $21.3 million. Any funds drawn on our senior secured credit facilities are secured by substantially all of our assets and the guarantees of each of our subsidiaries.

Under the revolving credit portion of our senior secured credit facilities, $40.0 million is available on a revolving basis until maturity at February 9, 2009. Interest on drawn funds is paid at maturity or quarterly if the term is greater than three months at a current spread of 0.75% above the bank’s base rate or 1.75% over the Eurodollar rate (the rate is determined at the time of borrowing, at our option). Commitment fees of 0.375% per quarter on undrawn funds are paid quarterly. At March 31, 2007, we had no borrowings outstanding under the revolving credit portion of our senior secured credit facilities and had $11.2 million in standby letters of credit outstanding, which reduce our borrowing capacity under the revolving credit portion of our senior secured credit facilities on a dollar for dollar basis. Approximately $6.8 million of these letters of credit are required to be posted with our insurance carriers in connection with our obtaining liability and other insurance coverage.

As of March 31, 2007, we had $21.3 million outstanding under our term loan facility, which matures on February 9, 2009.

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

Capital expenditures for our existing Petro Stopping Centers totaled $2.2 million for the three months ended March 31, 2007. We currently expect to invest approximately $11.0 million during the remainder of 2007 on capital expenditures related to regular capital maintenance and improvement projects on existing Petro Stopping Centers, as well as volume building projects. Capital expenditures related to new sites on our truck stop network totaled $1.5 million for the three months ended March 31, 2007, which includes improvements made to the truck stop in Egan, Louisiana. We currently expect to invest approximately $8.9 million on capital expenditures related to new sites during 2007. These capital outlays will be funded through borrowings under our senior secured credit facilities and internally generated cash.

Under our Indenture for the 9.0% senior secured notes due 2012 and the agreement governing our senior secured credit facilities, we are permitted to make distributions to the Holding Partnership in amounts sufficient to allow the Holding Partnership to pay interest on its senior third secured discount notes due 2014 and to pay for taxes and administrative expenses. For the three months ended March 31, 2007, we paid approximately $32,000 with respect to these distributions. We believe we will distribute approximately $2.8 million to the Holding Partnership during the remainder of 2007 for interest payments and administrative expenses.

Long-Term Requirements

Our anticipated long-term cash requirements include indebtedness and operating leases. Other possible long-term uses of cash include:

•	expansion of our network through building or acquiring new sites;

•	distributions to the Holding Partnership; and

•	capital improvements to existing locations.

Based on the foregoing, we believe that internally generated funds, together with amounts available under our senior secured credit facilities, will be sufficient to satisfy our cash requirements for operations and debt service through 2007 and the foreseeable future thereafter; provided however, that our ability to satisfy such obligations and maintain covenant compliance under our senior secured credit facilities is dependent upon a number of factors, some of which are beyond our control, including economic, capital market, and competitive conditions. Some of these risks are described in Part I, Item 1A of our 2006 Form 10-K.

Critical Accounting Policies

The preparation of our unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited consolidated condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 in Notes to Consolidated Financial Statements included in our 2006 Form 10-K for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Partial Self-Insurance

We are partially self-insured, paying our own employment practices, general liability, workers’ compensation, and group health benefit claims, up to stop-loss amounts ranging from $100,000 to $250,000 on a per occurrence basis. Provisions established under these partial self-insurance programs are made for both estimated losses on known claims and claims incurred but not reported, in both cases based on claims history. The most significant risk of this methodology is its dependence on claims history, which is not always indicative of future claims. Revisions of estimates based on historical claims data have the effect of increasing or decreasing the related required provisions and thus may impact our net income (loss) for the period. If our estimates are inaccurate, our expenses and net income (loss) will be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2007, the aggregated liability was approximately $9.9 million, which we believe is adequate to cover both reported and incurred but not reported claims.

Loyalty Program

We utilize estimates in accounting for our Petro Passport loyalty program. We record a liability for the estimated redemption of Petro points based upon our estimates about the future redemption rate of Petro points outstanding. The most significant risk of this methodology is its dependence on using historical redemption rates, which are not always indicative of future redemption rates. If our estimates are inaccurate, our related expenses and net income (loss) could be understated or overstated. Although some variation to actual results occurs, historically such variability has not been material. At March 31, 2007, we believe our liability related to our Petro Passport loyalty program is adequate to cover future point redemptions.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (as amended),” an amendment of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard focuses on the recognition and valuation for all separately recognized servicing assets and liabilities. It requires that entities separately recognize a servicing asset or liability when they undertake through a servicing contract, an obligation to service a financial asset. The effective date for this standard is for fiscal years that begin after September 15, 2006. We have evaluated this standard and concluded that it had no impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The purpose of this standard is to define fair value and to establish a framework for measuring fair value in generally accepted accounting principles. Although the standard does expand disclosure requirements about fair value measurements, it does not require any new fair value measurements. The effective date for this standard is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk due to changes in commodity prices and interest rates. For a complete discussion of our market risks and our market risk sensitive assets and liabilities, please refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2006 Form 10-K. During the quarter ended March 31, 2007, there have been no material changes regarding our market risks from the discussion in our 2006 Form 10-K.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31, 2006 and March 31, 2007:

	December 31, 2006		March 31, 2007
	Carrying Amount		Carrying Amount
		Fair Value		Fair Value
	(dollars in thousands)
Long-term debt
Fixed rate	$250,000	$259,375	$250,000	$257,500
Average interest rate	9.0%	—	9.0%	—
Variable rate	$21,250	$21,250	$21,250	$21,250
Average interest rate	7.5%	—	7.4%	—

Item 4.	Controls and Procedures

As of March 31, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the first fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Retail Fuel Temperature Litigation

We have been named as a defendant in 12 lawsuits where plaintiffs are attempting to establish class actions relating to the temperature at which fuel is sold. Plaintiffs have alleged that although fuel volume expands with increases in fuel temperature, defendants do not adjust the volume of fuel sold based on temperature, resulting in economic damage to retail purchasers of fuel. Nationwide, 38 similar lawsuits have been filed and we are one of more than 115 named defendants in these pending actions. The 12 lawsuits in which we have been named as a defendant have been filed in federal courts in various jurisdictions. The lawsuits in which we have been named as a defendant allege numerous causes of action and seek orders compelling the installation of temperature correction devices at retail dispensers and associated monetary damages, including punitive damages, and attorney’s fees. Management is supporting efforts whereby all of the lawsuits could be consolidated for discovery purposes in a multidistrict litigation case within the next six months. We believe we have several defenses both to class certification and to the merits of the lawsuits which we intend to pursue. We have not recorded a loss contingency liability with respect to these lawsuits, but we believe it is reasonably possible (as defined by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies, as amended”) that we may suffer a loss with respect to one or more of these lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

Other Litigation

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as described in Part I, Item 1A of our 2006 Form 10-K.

Item 6.	Exhibits

Incorporated herein by reference is a list of exhibits contained in the Exhibit Index on pages 16-17 of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO STOPPING CENTERS, L.P.
(Registrant)

Date: May 15, 2007	By:	/s/ Edward Escudero
Edward Escudero
Chief Financial Officer and Secretary
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send a quarterly report or proxy materials to its limited or general partners.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Limited Partnership of Petro Stopping Centers, L.P., incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-13018).

3.2	Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated July 23, 1999, by and among Petro Inc., as a General Partner and Petro Stopping Centers Holdings, L.P., Petro Holdings GP, L.L.C., and James A. Cardwell, Jr., as Limited Partners, incorporated by reference to Exhibit 10.62 to our Current Report on Form 8-K, filed on August 6, 1999 (File No. 001-13018).

3.3	First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of Petro Stopping Centers, L.P., dated February 9, 2004, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

4.1	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

4.2	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.44	Fifth Amendment and Consent Relating to Credit Agreement, entered into as of February 16, 2007, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 10.44 to our Current Report on Form 8-K, filed on February 21, 2007 (File No. 001-13018).

10.45	Amendment to PMPA Motor Fuels Franchise Agreement, dated January 1, 2007, by and between Mobil Oil Corporation and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13018)

10.46	Property Lease Agreement, dated March 9, 2007, between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.46 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.47	Services Agreement, dated March 9, 2007, by and between Petro Stopping Centers, L.P. and Petro Truckstops, Inc., incorporated by reference to Exhibit 10.47 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.48	Contract for On-Site Repairs and/or Service, dated March 9, 2007, by and between Petro Truckstops, Inc., and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.48 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.49	Management Agreement, dated March 9, 2007, by and between Petro Truckstops, Inc., and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.49 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

10.50	Fuel Supply Agreement, dated March 9, 2007, by and among Petro Truckstops, Inc. and Petro Stopping Centers, L.P., incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K, filed on March 14, 2007 (File No. 001-13018).

31.1*	Chairman and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith